Form 10-Q
period 2021-03-31
Zimmer Energy Transition Acquisition Corp.
filed 2021-07-30
CIK 1849408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:  001-40500

ZIMMER ENERGY TRANSITION ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2286053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 33rd Floor New York, New York 10019 (Address of principal executive offices)	10019 (Zip Code)

(212) 371-8688
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one Warrant to purchase one share of Class A common stock	ZTAQU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	ZT	The Nasdaq Stock Market LLC
Warrants, exercisable for one share of Class A common stock for $11.50 per share	ZTAQW	The Nasdaq Stock Market LLC

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒*

*The registrant became subject to such requirements on June 15, 2021, and it has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of July 29, 2021, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

CONDENSED BALANCE SHEET

MARCH 31, 2021

(Unaudited)

Assets
Cash	$30,212
Deferred offering costs	452,956
Total assets	483,168

Liabilities and Stockholders’ Equity
Accrued offering costs and expenses	$354,423
Promissory note – related party	115,000
Total liabilities	469,423

Commitments and contingencies	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)	863
Additional paid-in capital	24,137
Accumulated deficit	(11,255)
Total stockholders’ equity	13,745
Total liabilities and stockholders’ equity	$483,168

(1) On June 4, 2021, the Sponsor surrendered 1,437,500 Founder Shares (as defined below) to the Company for cancellation for no consideration, resulting in 8,625,000 shares of Class B common stock outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender (see Note 9). Includes up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.  On June 18, 2021, the underwriters exercised the over-allotment option in full (see Note 9).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 25, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(Unaudited)

Formation and operating costs	$11,255
Net loss	$(11,255)
Weighted average shares outstanding - Class B common stock (1)	7,500,000
Basic and diluted net income per ordinary share – Class B common stock	$(0.00)

(1) On June 4, 2021, the Sponsor surrendered 1,437,500 Founder Shares (as defined below) to the Company for cancellation for no consideration, resulting in 8,625,000 shares of Class B common stock outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender (see Note 9). Excludes up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.  On June 18, 2021, the underwriters exercised the over-allotment option in full (see Note 9).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FEBRUARY 25, 2021 (INCEPTION) THROUGH March 31, 2021

(Unaudited)

	Common stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Earnings	Equity
Balance as of February 25, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(11,255)	(11,255)
Balance as of March 31, 2021	—	$—	8,625,000	$863	$24,137	$(11,255)	$13,745

(1) On June 4, 2021, the Sponsor surrendered 1,437,500 Founder Shares (as defined below) to the Company for cancellation for no consideration, resulting in 8,625,000 shares of Class B common stock outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender (see Note 9). Includes up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.  On June 18, 2021, the underwriters exercised the over-allotment option in full (see Note 9).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 25, 2021 (INCEPTION) THROUGH March 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(11,255)
Changes in current assets and current liabilities:
Accounts payable and accrued expenses	11,255
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from issuance of Founder Shares	25,000
Proceeds from promissory note to related party	115,000
Payments of deferred offering costs	(109,788)
Net cash provided by financing activities	30,212

Net Change in Cash	30,212
Cash - Beginning	—
Cash - Ending	$30,212

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs included in accounts payable and accrued expenses	$343,168

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization and Business Operations

Organization and General

Zimmer Energy Transition Acquisition Corp. (the “Company”) is a newly organized, blank check company incorporated as a Delaware corporation on February 25, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination target in any business or industry.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is ZETA Sponsor LLC (the “Sponsor”), a Delaware limited liability company and an affiliate of a private investment fund managed by Zimmer Partners, LP.

The registration statement for the Company’s IPO was declared effective on June 15, 2021. On June 18, 2021, the Company consummated the IPO of 34,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “public shares”), which includes the exercise in full of the underwriters’ option to purchase an additional 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 10,550,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, which is discussed in Note 4.

Transaction costs of the IPO amounted to $18,258,720, consisting of $6,200,000 of underwriting discount, $10,850,000 of deferred underwriting discount, and $1,208,720 of other offering costs.

Following the closing of the IPO on June 18, 2021, $345,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (1) the completion of the Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Business Combination within 24 months from the closing of the IPO or (ii) with respect to any other provision relating to the rights of holders of the Class A common stock or pre- initial Business Combination activity or (3) the redemption of the public shares if the Company is unable to complete the Business Combination within 24 months from the closing of the IPO, subject to applicable law.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirements. The public stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to pay the Company’s franchise and income taxes, divided by the number of then outstanding public shares, subject to limitations. The amount in the Trust Account is initially anticipated to be $10.00 per public share.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 24 months from the closing of the IPO (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $105,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

On June 15, 2021, the Sponsor and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to waive: (1) their redemption rights with respect to any Founder Shares (as defined below) and any public shares held by them in connection with the completion of the initial Business Combination and (2) their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete its initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the Business Combination within the prescribed time frame).

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per public share and (2) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the assets in the Trust Account, in each case net of the interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, the Company may not be able to complete the initial Business Combination, and a public stockholder would receive such lesser amount per share in connection with any redemption of the public shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

In addition, Section 102(b)(1) of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the benefits of this extended transition period.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $30,212 cash and a working capital deficit of $439,211 (excluding deferred offering costs). Until the consummation of the IPO, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and loans from related parties. As of March 31, 2021, the Company had borrowed $115,000 under the promissory note.

Subsequent to March 31, 2021, the Company consummated its IPO (see Note 3) and Private Placement (see Note 4) and the underwriters exercised their over-allotment option in full. Of the net proceeds from the IPO, exercise of the over-allotment option, and associated private placements, $345,000,000 of cash was placed in the Trust Account and $2,368,290 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date the financial statements are issued. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents

As of March 31, 2021, the Company had $30,212 in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Warrants

The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as a derivative liability.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as shareholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A common stock or the statement of operations based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets as of March 31, 2021 were deemed immaterial.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The provision for income taxes was deemed to be immaterial for the period from February 25, 2021 (inception) through March 31, 2021.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,125,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 9). As of March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Fair value is defined as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy which prioritizes the inputs used in the valuation methodologies is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Initial Public Offering

On June 18, 2021, the Company consummated its IPO of 34,500,000 Units (including 4,500,000 Units pursuant to the underwriters’ full exercise of their over-allotment option) at a price of $10.00 per Unit, generating gross proceeds of $345,000,000. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment.

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 10,550,000 Private Placement Warrants at a price of $1.00 per warrant ($10,550,000 in the aggregate), each exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the IPO held in the Trust Account. The Company recorded the excess of the fair value of the Private Placement Warrants over the proceeds of $2,848,510 as a financing expense.

Note 5 - Derivative Financial Instruments

Warrants

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

No warrants were outstanding at March 31, 2021. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the IPO. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “newly issued price”) and (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price, the $18.00 per share redemption trigger price described below under “Redemption of warrants for cash when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the newly issued price, and the $10.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the newly issued price.

The warrants will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless the Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the share of Class A common stock underlying such Unit.

The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days, after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants for cash:

●in whole and not in part;
●at a price of $0.01 per warrant;

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

●upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders (such price, the “market value”).

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00 but is lower than $18.00

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●in whole and not in part;
●	at a price of $0.10 per warrant, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the shares of Class A common stock;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the warrant holders; and
●	if the last reported sale price of the Class A common stock on the trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of the Class A common stock shall mean the average reported last sale price of the Class A common stock for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide its warrant holders with the final fair market value no later than one business day after the ten-trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 shares of Class A common stock per whole warrant (subject to adjustment).

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

If a tender offer, exchange or redemption offer shall have been made to and accepted by the holders of the Class A common stock (other than a tender, exchange or redemption offer made by the Company in connection with redemption rights held by stockholders as provided for in the amended and restated certificate of incorporation or as a result of the repurchase of shares of Class A common stock by the Company if a proposed initial business combination is presented to the stockholders for approval) and upon completion of such offer, the offeror owns beneficially more than 50% of the outstanding shares of Class A common stock, the holder of the warrant shall be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a stockholder if such warrant had been exercised, accepted such offer and all of the Class A common stock held by such holder had been purchased pursuant to the offer. If less than 70% of the consideration receivable by the holders of the Class A common stock in the applicable event is payable in the form of common equity in the successor entity that is listed on a national securities exchange or is quoted in an established over-the-counter market, and if the holder of the warrant properly exercises the warrant within thirty days

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

following the public disclosure of the consummation of the applicable event by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined in the warrant agreement) minus (B) the value of the warrant based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets.

The Company accounts for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as a derivative liability.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

Forward Purchase Agreements

On June 11, 2021, the Company entered into forward purchase agreements (the “Forward Purchase Agreements”) with ZP Master Utility Fund, Ltd., an affiliate of the Sponsor (the “Zimmer Entity”), and Bluescape Resources Company LLC (“Bluescape Resources” and, together with the Zimmer Entity, the “Forward Purchasers”). Pursuant to the Forward Purchase Agreements, the Zimmer Entity agreed to purchase 10,000,000 units and Bluescape Resources agreed to purchase up to 10,000,000 units, with each unit consisting of one share of Class A common stock and one-third of one warrant to purchase one share of Class A common stock, at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit (the “Forward Purchase Units”). The shares of Class A common stock to be issued under the Forward Purchase Agreements will have no redemption rights and will have no right to liquidating distributions from the Trust Account. The warrants to be issued as part of the Forward Purchase Agreements will be identical to the Private Placement Warrants. The purchase of the Forward Purchase Units will take place in one or more private placements to occur concurrently and only in connection with the closing of the Business Combination. The forward purchase shares and forward purchase warrants (and underlying shares of Class A common stock) are subject to registration rights. The obligation of Bluescape Resources to purchase the Forward Purchase Units pursuant to its Forward Purchase Agreement is subject to the approval of its investment committee.

The Company accounts for the Forward Purchase Agreements in accordance with the guidance in ASC 815-40 and accounts for such agreements as derivative liability. The liability is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statement of operations.

Note 6 - Related Party Transactions

Founder Shares

In March 2021, the Sponsor paid $25,000 in exchange for 10,062,500 shares of the Company’s Class B common stock (the “Founder Shares”). The number of Founder Shares outstanding was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after the IPO. Subsequently, on June 4, 2021, the Sponsor surrendered 1,437,500 Founder Shares to the Company for cancellation for no consideration, resulting in 8,625,000 shares of Class B common stock outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender (see Note 9). Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised. As a result of the underwriter’s exercise of the over-allotment option in full, there were no shares subject to forfeiture as of the consummation of the IPO on June 18, 2021.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days  after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note - Related Party

The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. These loans will be repaid upon the closing of the IPO. As of March 31, 2021, the Company had borrowed $115,000 under the promissory note, which was subsequently paid on June 21, 2021.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. As of March 31, 2021, the Company had no borrowings under any Working Capital Loans.

Services Agreement

Commencing on the date of the IPO, the Company entered into an administrative services agreement pursuant to which the Company will pay Zimmer Partners, LP a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.

Forward Purchase Agreement

On June 11, 2021, the Company entered into a forward purchase agreement with the Zimmer Entity providing for the purchase by the Zimmer Entity of an aggregate of 10,000,000 Forward Purchase Units at a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the Business Combination. The proceeds from the sale of the Forward Purchase Units may be used as part of the consideration to the sellers in the Business Combination, expenses in connection with the Business Combination or for working capital in the post-Business Combination company.

The terms and provisions of the forward purchase warrants to be issued as part of the Forward Purchase Units are identical to those of the Private Placement Warrants.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 - Commitments & Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A common stock). The holders of at least 20% in interest of the then-outstanding number of these securities are entitled to demand that the Company file a registration statement covering such securities and to require the Company to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreements, the Company has agreed to use reasonable best efforts (i) to file within 30 days after the closing of the Business Combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying shares of Class A common stock), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than 60 days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the Forward Purchasers or their respective assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause the Company to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the Forward Purchase Agreements provide for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by the Company.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On June 18, 2021, the underwriter’s over-allotment option was exercised in full.

On June 18, 2021, the Company paid an underwriting discount of $6,200,000 in the aggregate. Additionally, a deferred underwriting discount of $10,850,000, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Note 8 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021, there were no shares of Class A common s stock issued or outstanding.

Class B Common Stock - The Company is authorized to issue a total of 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and related to the closing of the initial Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination).

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On June 4, 2021, the Sponsor surrendered 1,437,500 Founder Shares to the Company for cancellation for no consideration, resulting in 8,625,000 shares of Class B common stock outstanding. All share amounts and related information have been retroactively restated to reflect the share surrender (see Note 6).

On June 18, 2021, the Company consummated the IPO of 34,500,000 Units, which includes the exercise in full of the underwriters’ option to purchase an additional 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 10,550,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, which is discussed in Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Zimmer Energy Transition Acquisition Corp. References to our “management” or our “management team” refer to our officers, references to the “sponsor” refer to ZETA Sponsor LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” of the Company’s final prospectus for our Initial Public Offering (defined below) filed with the Securities and Exchange Commission (the “SEC”) and in our other SEC filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated on February 25, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not identified any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions directly or indirectly, with respect to identifying any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to the forward purchase agreements entered into in connection with the Initial Public Offering or other forward purchase agreements or backstop agreements we may enter into following the consummation of our Initial Public Offering or otherwise), our capital stock, debt or a combination of cash, stock and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

As of March 31, 2021, we had not commenced any operations. All activity for the period from February 25, 2021 (inception) through March 31, 2021 relates to our formation and Initial Public Offering, and, since the completion of the Initial Public Offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below).

For the three months ended March 31, 2021, we had a net loss of $11,255, consisting of formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2021, we had $30,212 in cash.

Our liquidity needs have been satisfied prior to the completion of our Initial Public Offering through a capital contribution of our sponsor of $25,000 for the shares of our Class B common stock, par value $0.0001 per share (the “founder shares”), and a loan available to us of $300,000 by our sponsor under an unsecured promissory note, of which the Company had drawn down $115,000 as of March 31, 2021.

Our registration statement for our Initial Public Offering was declared effective by the SEC on June 15, 2021. On June 18, 2021, we consummated our Initial Public Offering of 34,500,000 units (the “Units”), which includes the exercise in full of the underwriters’ option to purchase an additional 4,500,000 Units at the initial public offering price to cover over-allotments. Each Unit consists of one share of Class A common stock, $0.0001 par value per share, and one-third of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $345,000,000. Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Units on June 18, 2021, we consummated the private placement of 10,550,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $10,550,000 (the “Private Placement”).

Transaction costs for the Initial Public Offering amounted to $18,258,720, consisting of $6,200,000 of underwriting discount, $10,850,000 of deferred underwriting discount, and $1,208,720 of other offering costs.

Upon closing of the Initial Public Offering and the Private Placement, a total of $345,000,000 ($10.00 per Unit) was placed in a U.S.-based trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account have been invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations.

Upon closing of the Initial Public Offering on June 18, 2021, we had cash outside our Trust Account of $2,368,290 and had working capital of $3,135,301 (not taking into account any tax obligations).  All remaining cash from the Initial Public Offering is held in the Trust Account and is generally unavailable for use prior to an initial business combination.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting discounts and commissions) and the proceeds from the sale of the forward purchase securities to complete our initial business combination. We may withdraw interest to pay our franchise and income taxes. We estimate our annual franchise tax obligations for the taxable years beginning after the completion of our Initial Public Offering, based on the number of shares of our common stock authorized and outstanding after the completion of our Initial Public Offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, and which we may pay from funds from the Initial Public Offering held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination, which may include a specified future issuance. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants and (iii) private placement warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement dated as of June 15, 2021.  The holders of at least 20% in interest of the then-outstanding number of these securities are entitled to demand that we file a registration statement covering such securities and to require us to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreements (as defined below), we agreed to use reasonable best efforts (i) to file within 30 days after the closing of the business combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying shares of Class A common stock), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than 60 days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the Forward Purchasers (as defined below) or their respective assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause us to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the Forward Purchase Agreements provide for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by us.

Administrative Services Agreement

Pursuant to a Services Agreement, dated June 15, 2021, we have agreed to pay Zimmer Partners, LP a total of $10,000 per month from funds held outside the Trust Account for office space, utilities and secretarial and administrative support. Upon the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Forward Purchase Agreements

On June 11, 2021, we entered into forward purchase agreements (the “Forward Purchase Agreements”) with ZP Master Utility Fund, Ltd. (the “Zimmer Entity”) and Bluescape Resources Company LLC (“Bluescape Resources” and, together with the Zimmer Entity, the “Forward Purchasers”). Pursuant to the Forward Purchase Agreements, the Zimmer Entity agreed to purchase 10,000,000 units and Bluescape Resources agreed to purchase up to 10,000,000 units, with each unit consisting of one share of Class A common stock and one-third of one warrant to purchase one share of Class A common stock, at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit (the “Forward Purchase Units”). The purchase of the Forward Purchase Units will take place in one or more private placements to occur concurrently and only in connection with the closing of the initial business combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with the initial business combination or for working capital in the post-business combination company.

Underwriting Agreement

The underwriters in the Initial Public Offering are entitled to a deferred underwriting discount of $10,850,000, which will be payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs Associated with the Initial Public Offering

We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged against the carrying value of shares of Class A common stock or the statement of operations based on the relative value of the shares of Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, on June 18 2021, offering costs totaling $18,258,720 were recognized, $794,474 of which was allocated to the Public Warrants and immediately expensed, and $17,464,246 were allocated to shares of Class A common stock reducing the initial carrying amount of such shares.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,125,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. As of March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-

15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus related to our Initial Public Offering filed with the SEC on June 17, 2021.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 18, 2021, we consummated our Initial Public Offering of 34,500,000 Units, which includes the exercise in full of the underwriters’ option to purchase an additional 4,500,000 Units at the initial public offering price to cover over-allotments. Each Unit consists of one share of Class A common stock, $0.0001 par value per share, and one-third of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $345,000,000.  Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Units on June 18, 2021, the Company consummated the Private Placement of 10,550,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $10,550,000.

The securities sold in our Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-254940). The SEC declared the registration statement effective on June 15, 2021.

The Private Placement Warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Placement Warrants are the same as the warrants underlying the Units sold in the Initial Public Offering, except that Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by our sponsor or their permitted transferees.

Of the gross proceeds received from the Initial Public Offering and the sale of Private Placement Warrants, $345,000,000 was placed in the Trust Account.

Transaction costs for the Initial Public Offering amounted to $18,258,720, consisting of $6,200,000 of underwriting discount, $10,850,000 of deferred underwriting discount, and $1,208,720 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
1.1

Underwriting Agreement, dated June 15, 2021, between the Company and Citigroup Global Markets Inc. and Barclays Capital Inc., as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-254940)).
4.1

Warrant Agreement, dated June 15, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).

10.1

Investment Management Trust Account Agreement, dated June 15, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).

10.2

Registration Rights Agreement, dated June 15, 2021, among the Company and certain security holders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).

10.3

Letter Agreement, dated June 15, 2021, among the Company, ZETA Sponsor LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).

10.4

Administrative Services Agreement, dated June 15, 2021, between the Company and Zimmer Partners, LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).

10.5

Form of Indemnity Agreement, between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).

10.6

Forward Purchase Agreement, dated June 11, 2021, among the Company and ZP Master Utility Fund, Ltd. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).

10.7

Forward Purchase Agreement, dated June 11, 2021, among the Company and Bluescape Resources Company LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

Date: July 30, 2021	By:	/s/ Stuart J. Zimmer
	Name:	Stuart J. Zimmer
	Title:	Chief Executive Officer and Chairman of the Board

Date: July 30, 2021	By:	/s/ Jonathan Cohen
	Name:	Jonathan Cohen
	Title:	Chief Financial Officer