Form 10-Q
period 2021-06-30
Zimmer Energy Transition Acquisition Corp.
filed 2021-08-16
CIK 1849408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

As of August 16, 2021, there were 34,500,000 shares of Class A common stock, $0.0001 par value and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2021

(Unaudited)

Assets
Cash	$2,198,290
Prepaid expenses	511,383
Total current assets	2,709,673
Cash held in Trust Account	345,000,000
Other non-current assets	465,517
Total assets	$348,175,190

Liabilities, Redeemable Class A Common Stock and Stockholders’ Equity
Accounts payable and accrued expenses	$347,564
Total current liabilities	347,564
Warrant liabilities	28,958,053
Forward purchase unit liabilities	3,318,431
Deferred underwriters’ fee payable	10,850,000
Total liabilities	43,474,048

Commitments and contingencies (Note 7)
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 34,500,000 shares subject to possible redemption at redemption value of $10.00 per share at June 30, 2021	345,000,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	—
Accumulated deficit	(40,299,721)
Total stockholders’ deficit	(40,298,858)
Total liabilities, redeemable Class A common stock and stockholders’ deficit	$348,175,190

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 25, 2021 (INCEPTION) THROUGH JUNE 30 2021
(Unaudited)

	For The Three	February 25, 2021
	Months Ended	(Inception) Through
	June 30, 2021	June 30, 2021
Formation and operating costs	$159,268	$170,523
Loss from operations	(159,268)	(170,523)
Other Expenses
Offering costs allocated to warrants	794,474	794,474
Financing expense	3,196,156	3,196,156
Unrealized loss on fair value of warrants	1,316,994	1,316,994
Unrealized loss on fair value of forward purchase units	2,951,652	2,951,652
Total other expenses, net	(8,259,276)	(8,259,276)
Net loss	$(8,418,544)	$(8,429,799)
Weighted average shares outstanding, Class A common stock subject to possible redemption	4,928,571	3,559,524
Basic and diluted net loss per share, Class A common stock subject to redemption	$3.27	$5.35
Weighted average shares outstanding, Class B common stock	7,660,714	7,616,071
Basic and diluted net loss per share, non-redeemable	$(3.20)	$(3.61)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FEBRUARY 25, 2021 (INCEPTION) THROUGH June 30, 2021

(Unaudited)

	Common Stock				Additional	Retained	Total
	Class A		Class B		Paid-In	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance as of February 25, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder shares	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(11,255)	(11,255)
Balance as of March 31, 2021	—	$—	8,625,000	$863	$24,137	$(11,255)	$13,745
Redeemable Shares accretion	—	—	—	—	(24,137)	(31,869,922)	(31,894,059)
Net loss	—	—	—	—	—	(8,418,544)	(8,418,544)
Balance as of June 30,2021	—	$—	8,625,000	$863	$—	$(40,299,721)	$(40,298,858)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 25, 2021 (INCEPTION) THROUGH June 30, 2021

(Unaudited)

Net loss	$(8,429,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	1,316,994
Change in fair value of forward purchase units	2,951,652
Excess fair value of private placement warrants and forward purchase unit liabilities over purchase price	3,196,156
Offering costs allocated to warrants	794,474
Changes in assets and current liabilities:
Prepaid expenses and other assets	(976,900)
Accounts payable and accrued expenses	600,305
Net cash used in operating activities	(547,118)

Cash Flows from Investing Activities:
Investment of cash into trust account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of common shares to initial shareholders	25,000
Proceeds from initial public offering, net of costs	337,591,280
Proceeds from private placement	10,550,000
Payments of offering costs	(420,872)
Net cash provided by financing activities	347,745,408

Net Change in Cash	2,198,290
Cash - Beginning	—
Cash - Ending	$2,198,290

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ fee payable charged to additional paid-in capital	$10,850,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs of the IPO amounted to $18,426,851, consisting of $6,200,000 of underwriting discount, $10,850,000 of deferred underwriting discount, and $1,376,851 of other offering costs.

Following the closing of the IPO on June 18, 2021, $345,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (1) the completion of the Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Business Combination within 24 months from the closing of the IPO or (ii) with respect to any other provision relating to the rights of holders of the Class A common stock or pre-initial Business Combination activity or (3) the redemption of the public shares if the Company is unable to complete the Business Combination within 24 months from the closing of the IPO, subject to applicable law.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had $2,198,290 in cash and working capital of $2,362,109 (not taking into account any tax obligations).

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of its Class B common stock (the “Founder Shares”) as well as up to $300,000 under a promissory note from the Sponsor (see Note 6). Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 6). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

The interim results for the three month period ended June 30, 2021, and period from February 25, 2021(inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

As of June 30, 2021, the Company had $2,198,290 in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Cash Held in Trust Account

At June 30, 2021, the Company had $345,000,000 in cash held in the Trust Account.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as shareholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 34,500,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On June 18, 2021, the Company recorded an accretion of $31,894,059, $24,137 of which was recorded in additional paid-in capital and $31,869,922 was recorded in accumulated deficit.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A common stock or the statement of operations based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of June 30, 2021, offering costs in the aggregate of $18,426,851 were recognized, $794,474 of which was allocated to the Public Warrants and immediately expensed, and $17,632,377 was allocated to Class A common stock, reducing the carrying amount of such shares.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, other than warrant liabilities and Forward Purchase Units (defined below), which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. As of June 30, 2021, the Company reported warrants issued at the consummation of its IPO and the Forward Purchase Units as financial instruments recorded as liabilities at their respective fair values.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC Topic 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets as of June 30, 2021 were deemed immaterial.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The provision for income taxes was deemed immaterial for the period from February 25, 2021 (inception) through June 30, 2021 and for the three month period ended June 30, 2021.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per Class A redeemable public share and income (loss) per founder non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public Class A redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common shares subject to possible redemption was considered to be dividends paid to the public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 39% for the Class A public shares and 61% for the founder non-redeemable shares for the three months ended June 30, 2021 and 32% for the Class A public shares and 68% for the non-redeemable shares for the period from February 25, 2021 (inception) through June 30, 2021, reflective of the respective participation rights.

The earnings per share presented in the condensed statement of operations is based on the following:

		For the period from
		February 25, 2021
	For the three months ended	(inception) through
	June 30, 2021	June 30, 2021
Net loss	$(8,418,544)	$(8,429,799)
Accretion of temporary equity to redemption value	(31,894,059)	(31,894,059)
Net loss including accretion of temporary equity to redemption value	$(40,312,603)	$(40,323,858)

			For the period from
			February 25, 2021
	For the three months ended		(inception) through
	June 30, 2021		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(15,781,955)	$(24,530,648)	$(12,843,498)	$(27,480,360)
Accretion of temporary equity to redemption value	31,894,059	—	31,894,059	—
Allocation of net income (loss)	$16,112,104	$(24,530,648)	$19,050,561	$(27,480,360)

Denominator:
Weighted-average shares outstanding	4,928,571	7,660,714	3,559,524	7,616,071
Basic and diluted net income (loss) per share	$3.27	$(3.20)	$5.35	$(3.61)

In connection with the underwriters’ full exercise of their over-allotment option on June 18, 2021, 1,125,000 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Fair Value Measurement of Financial Instruments

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

Recent Accounting Standards

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 10,550,000 Private Placement Warrants at a price of $1.00 per warrant ($10,550,000 in the aggregate), each exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the IPO held in the Trust Account. The Company recorded the excess of the fair value of the Private Placement Warrants over the proceeds of $2,829,377 as a financing expense.

Note 5 - Derivative Financial Instruments

Warrants

Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the IPO. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or its affiliates, as applicable, prior to such issuance) (the “newly issued price”) and (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price, the $18.00 per share redemption trigger price described below under “Redemption of warrants for cash when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the newly issued price, and the $10.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of Class A Common Stock equals or exceeds $10.00 but is lower than $18.00” will be adjusted (to the nearest cent) to be equal to the newly issued price.

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

If a tender offer, exchange or redemption offer shall have been made to and accepted by the holders of the Class A common stock (other than a tender, exchange or redemption offer made by the Company in connection with redemption rights held by stockholders as provided for in the amended and restated certificate of incorporation or as a result of the repurchase of shares of Class A common stock by the Company if a proposed initial business combination is presented to the stockholders for approval) and upon completion of such offer, the offeror owns beneficially more than 50% of the outstanding shares of Class A common stock, the holder of the warrant shall be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a stockholder if such warrant had been exercised, accepted such offer and all of the Class A common stock held by such holder had been purchased pursuant to the offer. If less than 70% of the consideration receivable by the holders of the Class A common stock in the applicable event is payable in the form of common equity in the successor entity that is listed on a national securities exchange or is quoted in an established over-the-counter market, and if the holder of the warrant properly exercises the warrant within thirty days following the public disclosure of the consummation of the applicable event by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined in the warrant agreement) minus (B) the value of the warrant based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets.

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

The following presents the Company’s fair value hierarchy for liabilities measured at fair value on non-recurring basis as of June 30, 2021.

	Level 1	Level 2	Level 3	Total
Assets:
U.S. Mutual Funds in Trust Account	$345,000,000	—	—	$345,000,000
Liabilities:
Warrant Liabilities	—	—	$(28,958,053)	$(28,958,053)
Forward Purchase Units Liabilities	—	—	(3,318,431)	(3,318,431)
Total	$345,000,000	$—	$(32,276,484)	$312,723,516

The estimated fair value of the warrants and Forward Purchase Unit Agreements is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger, expected term, dividend yield and risk-free interest rate). The Company estimates the volatility of its Class A common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a business combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table presents information about the Company’s Level 3 liabilities that are measured at fair value on a recurring basis as of June 30, 2021.

		Private Placement	Forward Purchase
Inputs	Public Warrant	Warrant	Units
Exercise price	$11.50	$11.50	$10.00
Volatility	10.0% pre-merger/ 25.0% post-merger	10.0% pre-merger/ 25.0% post-merger	10.0% pre-merger/ 25.0% post-merger
Expected term	5.98 years	5.98 years	0.98 year
Risk-free rate	1.04%	1.04%	0.07%
Dividend yield	0%	0%	0%

The following table presents information about the Company’s Level 3 liabilities that are measured at fair value on a recurring basis as of June 18, 2021, the date of initial measurement.

		Private Placement	Forward Purchase
Inputs	Public Warrant	Warrant	Units
Exercise price	$11.50	$11.50	$10.00
Volatility	10.0% pre-merger/ 25.0% post-merger	10.0% pre-merger/ 25.0% post-merger	10.0% pre-merger/ 25.0% post-merger
Expected term	5.0 years	5.0 years	1.0 year
Risk-free rate	1.06%	1.06%	0.09%
Dividend yield	0%	0%	0%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private	Forward Purchase
	Warrants	Warrants	Units
Fair value as of February 25, 2021	$—	$—	$—
Initial measurement on June 18, 2021 (IPO)	14,261,682	13,379,377	366,779
Change in valuation inputs or other assumptions	693,261	623,733	2,951,562
Fair value as of June 30, 2021	$14,954,943	$14,003,110	$3,318,431

Note 6 - Related Party Transactions

Founder Shares

In March 2021, the Company issued 8,625,000 Founder Shares for an aggregate purchase price of $25,000. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriter’s over-allotment option was exercised. As a result of the underwriter’s exercise of the over-allotment option in full, there were no shares subject to forfeiture as of the consummation of the IPO on June 18, 2021.

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

Promissory Note - Related Party

The Sponsor had agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. On June 21, 2021, the $170,000 outstanding on this note was repaid in full. As of June 30, 2021, there was no outstanding balance, or funds available, under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. As of June 30, 2021, the Company had no borrowings under any Working Capital Loans.

Services Agreement

Commencing on the date of the IPO, the Company entered into an administrative services agreement pursuant to which the Company will pay Zimmer Partners, LP a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. As of June 30, 2021, the Company had accrued $5,333 pursuant to this agreement in accrued expenses.

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

Zimmer Entity Participation in Initial Public Offering

On June 18, 2021, the Zimmer Entity purchased $35,000,000 public Units (3,500,000 Units at $10.00 per Unit) in the Initial Public Offering. The underwriters did not receive any underwriting discounts or commissions on the public Units purchased by the Zimmer Entity.

Note 7 - Commitments & Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A common stock). The holders of at least 20% in interest of the then-outstanding number of these securities are entitled to demand that the Company file a registration statement covering such securities and to require the Company to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. In addition, the shares of Class A common stock and warrants (and underlying shares of Class A common stock) purchased by the Zimmer Entity as part of the Units in the Initial Public Offering are entitled to registration rights under the registration rights agreement. The Zimmer Entity is not subject to any lock-up period with respect to any securities it purchased in the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 8 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding.

Class B Common Stock - The Company is authorized to issue a total of 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements other than those listed below.

On August 5, 2021, the Company announced that the Class A common stock was separately tradeable from the Public Warrants included in the Units commencing on August 6, 2021.  This will result in a transfer of the Public Warrant liabilities from a Level 3 to Level 1 input in the next reporting period.

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

Overview

We are a blank check company incorporated on February 25, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not identified any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the Private Placement (defined below) of the Private Placement Warrants (defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to the Forward Purchase Agreements (defined below) entered into in connection with the Initial Public Offering or other forward purchase agreements or backstop agreements we may enter into following the consummation of our Initial Public Offering or otherwise), our capital stock, debt or a combination of cash, stock and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

As of June 30, 2021, we had not commenced any operations. All activity for the period from February 25, 2021 (inception) through June 30, 2021 relates to our formation and Initial Public Offering, and, since the completion of the Initial Public Offering, our search for a target to consummate a business combination. We will not generate any operating revenues until after the completion of a business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (defined below).

For the three months ended, and the period from February 25, 2021 (inception) through, June 30, 2021, we had a net loss of $8,418,544 and $8,429,799, respectively, consisting of formation and operating costs of $159,268 and $170,523, respectively. For the three months ended, and the period from February 25, 2021 (inception) through, June 30, 2021, we had unrealized loss on fair value of warrants and forward purchase warrants amounting to $1,316,994 and $2,951,652, respectively, financing expense of $3,196,156, and offering cost allocated to warrants of $794,474.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of our Initial Public Offering through a capital contribution of our sponsor of $25,000 for the shares of our Class B common stock, par value $0.0001 per share (the “founder shares”), and a loan available to us of $300,000 by our sponsor under an unsecured promissory note.

On June 18, 2021, we consummated our Initial Public Offering of 34,500,000 units (the “Units”), which includes the exercise in full of the underwriters’ option to purchase an additional 4,500,000 Units at the initial public offering price to cover over-allotments. Each Unit consists of one share of Class A common stock, $0.0001 par value per share, and one-third of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $345,000,000. Commencing on August 6, 2021, holders of the Units may elect to separately trade the public shares and warrants included in the Units. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Units on June 18, 2021, we consummated the private placement of 10,550,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $10,550,000 (the “Private Placement”).

Transaction costs for the Initial Public Offering amounted to $18,426,851, consisting of $6,200,000 of underwriting discount, $10,850,000 of deferred underwriting discount, and $1,376,851 of other offering costs.

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

As of June 30, 2021, we had cash outside our Trust Account of $2,198,290 and had working capital of $2,362,109 (not taking into account any tax obligations).  All remaining cash from the Initial Public Offering is held in the Trust Account and is generally unavailable for use prior to an initial business combination.  We believe the cash outside of our Trust Account is sufficient to meet the expenditures required for operating our business prior to our initial business combination.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting discounts and commissions) and the proceeds from the sale of the forward purchase securities to complete our initial business combination. We may withdraw interest to pay our franchise and income taxes. We estimate our annual franchise tax obligations for the taxable years beginning after the completion of our Initial Public Offering, based on the number of shares of our common stock authorized and outstanding after the completion of our Initial Public Offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, and which we may pay from funds from the Initial Public Offering held outside of the Trust Account or from interest earned on funds held in the Trust Account and released to use for this purpose. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants and (iii) private placement warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement dated as of June 15, 2021.  The holders of at least 20% in interest of the then-outstanding number of these securities are entitled to demand that we file a registration statement covering such securities subsequent to the completion of the initial business combination and to require us to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. In addition, the shares of Class A common stock and warrants (and underlying shares of Class A common stock) purchased by the Zimmer Entity as part of the Units in the Initial Public Offering are entitled to registration rights under the registration rights agreement. The Zimmer Entity is not subject to any lock-up period with respect to any securities it purchased in the Initial Public Offering. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Administrative Services Agreement

Pursuant to an administrative services agreement, dated June 15, 2021, we have agreed to pay Zimmer Partners, LP a total of $10,000 per month from funds held outside the Trust Account for office space, utilities and secretarial and administrative support. Upon the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2021, we have accrued $5,333 pursuant to the agreement in accrued expenses.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering and the Forward Purchase Units in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. Our common stock feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events.

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per Class A redeemable public share and income (loss) per founder non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public Class A redeemable shares and founder non-redeemable shares, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common shares subject to possible redemption was considered to be dividends paid to our public shareholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, we split the amount to be allocated using a ratio of 39% for the Class A public shares and 61% for the founder non-redeemable shares for the three months ended June 30, 2021 and 32% for the Class A public shares and 68% for the non-redeemable shares for the period from February 25, 2021 (inception) through June 30, 2021, reflective of the respective participation rights.

As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus related to our Initial Public Offering filed with the SEC on June 17, 2021 and our Quarterly Report on Form 10-Q for the period ended March 31, 2021 filed with the SEC on July 30, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Transaction costs for the Initial Public Offering amounted to $18,426,851, consisting of $6,200,000 of underwriting discount, $10,850,000 of deferred underwriting discount, and $1,376,851 of other offering costs.

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

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ Stuart J. Zimmer
	Name:	Stuart J. Zimmer
	Title:	Chief Executive Officer and Chairman of the Board

Date: August 16, 2021	By:	/s/ Jonathan Cohen
	Name:	Jonathan Cohen
	Title:	Chief Financial Officer