Form 10-Q
period 2021-09-30
Zimmer Energy Transition Acquisition Corp.
filed 2021-11-12
CIK 1849408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 11, 2021, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(UNAUDITED)

September 30,
2021

Assets
Current assets:
Cash	$1,788,097
Due from related party	21,674
Prepaid expenses	522,386
Total current assets	2,332,157
Cash held in Trust Account	345,006,617
Prepaid expenses – non-current portion	341,822
Total Assets	$347,680,596

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$208,836
Due to related party	35,705
Total current liabilities	244,541
Warrant liabilities	19,911,586
Forward purchase unit liabilities	757,210
Deferred underwriters fee payable	10,850,000
Total liabilities	31,763,337

Commitments and contingencies (Note 7)
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 34,500,000 shares subject to possible redemption at redemption value of $10.00 per share at September 30, 2021	345,006,617

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	—
Accumulated deficit	(29,090,221)
Total stockholders’ deficit	(29,089,358)

Total liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$347,680,596

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE PERIOD FEBRUARY 25, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

		For the Period from
	For the Three	February 25, 2021
	Months ended	(Inception) through
	September 30, 2021	September 30, 2021
General and administrative costs	$395,056	$554,323
Formation and operating costs	3,132	14,388
Loss from operations	(398,188)	(568,711)

Other income (expense)
Offering costs allocated to warrants	—	(794,474)
Financing expense	—	(3,196,156)
Unrealized gain on fair value of warrants	9,046,467	7,729,473
Unrealized gain (loss) on fair value of forward purchase units	2,561,221	(390,431)
Gain on marketable securities (net), dividends and interest on investment held in Trust Account	6,617	6,617
Total other income, net	11,614,305	3,355,029

Net income	$11,216,117	$2,786,318

Weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	16,616,972
Basic and diluted net income per share, Class A common stock subject to redemption	$0.26	$0.74

Weighted average shares outstanding, Class B common stock	8,625,000	8,045,298
Basic and diluted net income (loss) per share, Class B common stock	$0.26	$(1.18)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND

STOCKHOLDERS’ DEFICIT FOR THE PERIOD FEBRUARY 25, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Common Stock Subject to
	Possible Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 25, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(11,255)	(11,255)
Balance as of March 31, 2021	—	$—	8,625,000	$863	$24,137	$(11,255)	$13,745
Sale of public shares, net of issuance cost	34,500,000	313,105,941
Accretion of Class A Stock to redemption value	—	31,894,059	—	—	(24,137)	(31,869,922)	(31,894,059)
Net loss	—	—	—	—	—	(8,418,544)	(8,418,544)
Balance as of June 30, 2021	34,500,000	$345,000,000	8,625,000	$863	$—	$(40,299,721)	$(40,298,858)
Accretion of Class A Stock to redemption value	—	6,617	—	—	—	(6,617)	(6,617)
Net income	—	—	—	—	—	11,216,117	11,216,117
Balance as of September 30, 2021	34,500,000	$345,006,617	8,625,000	$863	$—	$(29,090,221)	$(29,089,358)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 25, 2021 (INCEPTION) THROUGH September 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,786,318
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest on investment held in Trust Account	(6,617)
Change in unrealized gain on fair value of warrants	(7,729,473)
Change in unrealized loss on fair value of forward purchase units	390,431
Financing expense	3,196,156
Offering costs allocated to warrants	794,474
Changes in current assets and current liabilities:
Prepaid expenses	(864,208)
Due to related party	35,705
Accounts payable and accrued expenses	629,707
Net cash used in operating activities	(767,507)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of common shares to initial stockholders	25,000
Proceeds from initial public offering, net of costs	337,423,149
Proceeds from private placement	10,550,000
Proceeds from related party	(21,674)
Payments of offering costs	(420,871)
Net cash provided by financing activities	347,555,604

Net Change in Cash	1,788,097
Cash - Beginning	—
Cash - Ending	$1,788,097

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ fee payable	$10,850,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is ZETA Sponsor LLC (the “Sponsor”), a Delaware limited liability company and an affiliate of a private investment fund managed by Zimmer Partners, LP.

The registration statement for the Company’s IPO was declared effective on June 15, 2021. On June 18, 2021, the Company consummated the IPO of 34,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “public shares”), which includes the exercise in full of the underwriters’ option to purchase an additional 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 10,550,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant.

Transaction costs of the IPO amounted to $18,426,851, consisting of $6,200,000 of underwriting discount, $10,850,000 of deferred underwriting discount, and $1,376,851 of other offering costs.

Following the closing of the IPO on June 18, 2021, $345,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the "Investment Company Act"), which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (1) the completion of the Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Business Combination within 24 months from the closing of the IPO or (ii) with respect to any other provision relating to the rights of holders of the Class A common stock or pre-initial Business Combination activity or (3) the redemption of the public shares if the Company is unable to complete the Business Combination within 24 months from the closing of the IPO, subject to applicable law.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $1,788,097 in cash and working capital of $2,087,616 (not taking into account any tax obligations).

The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of its Class B common stock (the “Founder Shares”) as well as up to $300,000 under a promissory note from the Sponsor. Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The interim results for the three-month period ended September 30, 2021, and the period from February 25, 2021 (inception) through September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

As of September 30, 2021, the Company had $1,788,097 in cash. The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Cash Held in Trust Account

As of September 30, 2021, the assets held in the Trust Account were invested in U.S. Treasury Securities and reported at fair value. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest on investment held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of the investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Warrants

The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as a derivative liability.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 34,500,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. On June 18, 2021, the Company recorded an accretion of $31,894,059, $24,137 of which was recorded in additional paid-in capital and $31,869,922 was recorded in accumulated deficit. As of September 30, 2021, the Company recorded an additional $6,617 in accretion for an aggregate accretion of $31,900,676.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A common stock or the statements of operations based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of September 30, 2021, offering costs in the aggregate of $18,426,851 were recognized, $794,474 of which was allocated to the Public Warrants and immediately expensed, and $17,632,377 was allocated to Class A common stock, reducing the carrying amount of such shares.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, other than warrant liabilities and Forward Purchase Units (as defined below), which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets as of September 30, 2021 were deemed immaterial.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The provision for income taxes was deemed immaterial for the period from February 25, 2021 (inception) through September 30, 2021 and for the three month period ended September 30, 2021.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per Class A redeemable public share and income (loss) per founder non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public Class A redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common shares subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A public shares and 20% for the founder non-redeemable shares for the three months ended September 30, 2021 and 67% for the Class A public shares and 33% for the non-redeemable shares for the period from February 25, 2021 (inception) through September 30, 2021, reflective of the respective participation rights.

The earnings per share presented in the condensed statements of operations is based on the following:

		For the period from
		February 25, 2021
	For the three months ended	(inception) through
	September 30, 2021	September 30, 2021
Net income	$11,216,117	$2,786,318
Accretion of temporary equity to redemption value	(6,617)	(31,900,676)
Net income (loss) including accretion of temporary equity to redemption value	$11,209,500	$(29,114,358)

			For the period from
			February 25, 2021
	For the three months ended		(inception) through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$8,967,600	$2,241,900	$(19,616,705)	$(9,497,653)
Allocation of accretion of temporary equity to redemption value	6,617	—	31,900,676	—
Allocation of net income (loss)	$8,974,217	$2,241,900	$12,283,971	$(9,497,653)

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	16,616,972	8,045,298
Basic and diluted net income (loss) per share	$0.26	$0.26	$0.74	$(1.18)

In connection with the underwriters’ full exercise of their over-allotment option on June 18, 2021, 1,125,000 Founder Shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Recent Accounting Standards

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments, and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

The Company accounts for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as a derivative liability.

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

The Company accounts for the Forward Purchase Agreements in accordance with the guidance in ASC 815-40 and accounts for such agreements as derivative liability. The liability is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations.

The following presents the Company’s fair value hierarchy for liabilities measured at fair value on non-recurring basis as of September 30, 2021.

	Level 1	Level 2	Level 3	Total
Assets:
U.S. Money Market Funds in Trust Account	$345,006,617	$—	$—	$345,006,617
Liabilities:
Warrant liabilities	(10,350,000)	—	(9,561,586)	(19,911,586)
Forward purchase unit liabilities	—	—	(757,210)	(757,210)
Total	$334,656,617	$—	$(10,318,796)	$324,337,821

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the quarter ended September 30, 2021, the Public Warrants began trading separately on August 6, 2021 at the option of the holder and thus were transferred from Level 3 to Level 1. There were no other transfers between levels for the period from February 25, 2021 (inception) through September 30, 2021.

The estimated fair value of the warrants and Forward Purchase Units is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger, expected term, dividend yield and risk-free interest rate). The Company estimates the volatility of its Class A common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table presents information about the Company’s Level 3 liabilities that are measured at fair value on a recurring basis as of September 30, 2021.

	Private Placement	Forward Purchase
Inputs	Warrants	Units
Exercise price	$11.50	$10.00
Volatility	10.0% pre-merger/ 14.5% post-merger	10.0% pre-merger/ 14.5% post-merger
Expected term to business combination	0.86 year	0.86 year
Risk-free rate	1.13%	0.08%
Dividend yield	0%	0%
Stock price	$9.73	$9.73

The following table presents information about the Company’s Level 3 liabilities that are measured at fair value on a recurring basis as of June 18, 2021, the date of initial measurement.

	Private Placement	Forward Purchase
Inputs	Warrants	Units
Exercise price	$11.50	$10.00
Volatility	10.0% pre-merger/ 25.0% post-merger	10.0% pre-merger/ 25.0% post-merger
Expected term to business combination	5.0 years	1.0 year
Risk-free rate	1.06%	0.09%
Dividend yield	0%	0%
Stock price	$9.48-9.69	$9.48-9.69

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private	Forward Purchase
	Warrants	Warrants	Units
Fair value as of February 25, 2021	$—	$—	$—
Initial measurement on June 18, 2021 (IPO)	14,261,682	13,379,377	366,779
Change in valuation inputs or other assumptions	693,261	623,733	2,951,562
Fair value as of June 30, 2021	$14,954,943	$14,003,110	$3,318,431
Change in valuation inputs or other assumptions	(4,604,943)	(4,441,524)	(2,561,221)
Fair value as of September 30, 2021	$10,350,000	$9,561,586	$757,210

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

Promissory Note - Related Party

The Sponsor had agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. On June 21, 2021, the $170,000 outstanding on this note was repaid in full. As of September 30, 2021, there was no outstanding balance, or funds available, under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. As of September 30, 2021, the Company had no borrowings under any Working Capital Loans.

Services Agreement

Commencing on the date of the IPO, the Company entered into an administrative services agreement pursuant to which the Company will pay Zimmer Partners, LP a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, the Company had accrued $35,333 pursuant to this agreement which has been included in accrued expenses on the balance sheet.

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

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding.

Class B Common Stock - The Company is authorized to issue a total of 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” of the Company’s final prospectus for our Initial Public Offering (as defined below) filed with the Securities and Exchange Commission (the “SEC”) and in our other SEC filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated on February 25, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We have not identified any Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the Private Placement (as defined below) of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to the Forward Purchase Agreements (as defined below) entered into in connection with the Initial Public Offering or other forward purchase agreements or backstop agreements we may enter into following the consummation of our Initial Public Offering or otherwise), our capital stock, debt or a combination of cash, stock and debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

As of September 30, 2021, we had not commenced any operations. All activity for the period from February 25, 2021 (inception) through September 30, 2021 relates to our formation and Initial Public Offering, and, since the completion of the Initial Public Offering, our search for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below).

For the three months ended September 30, 2021, we had net income of $11,216,117, consisting of formation and operating costs of $3,132 and general and administrative costs of $395,056, offset by an unrealized gain on fair value of warrants and forward purchase units of $11,607,688 and gain on marketable securities (net), dividends and interest on investment held in the Trust Account of $6,617.

For the period from February 25, 2021 (inception) through September 30, 2021, we had net income of $2,786,318, consisting of formation and operating costs of $14,388, general and administrative costs of $554,323, financing expense of $3,196,156 and offering costs allocated to warrants of $794,474, offset by an unrealized gain on fair value of warrants and forward purchase units of $7,339,042 and a gain on marketable securities (net), dividends and interest on investment held in the Trust Account of $6,617.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of our Initial Public Offering through a capital contribution of our sponsor of $25,000 for the shares of our Class B common stock, par value $0.0001 per share (the “founder shares”), and a loan available to us of $300,000 by our sponsor under an unsecured promissory note.

On June 18, 2021, we consummated our Initial Public Offering of 34,500,000 units (the “Units”), which includes the exercise in full of the underwriters’ option to purchase an additional 4,500,000 Units at the initial public offering price to cover over-allotments. Each Unit consists of one share of Class A common stock, $0.0001 par value per share, and one-third of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $345,000,000. Since August 6, 2021, holders of the Units may elect to separately trade the public shares and warrants included in the Units. No fractional warrants are issued upon separation of the Units and only whole warrants trade. Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the Units on June 18, 2021, we consummated the private placement of 10,550,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $10,550,000 (the “Private Placement”).

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

As of September 30, 2021, we had cash outside our Trust Account of $1,788,097 and had working capital of $2,087,616 (not taking into account any tax obligations). All remaining cash from the Initial Public Offering is held in the Trust Account and is generally unavailable for use prior to an initial Business Combination. We believe the cash outside of our Trust Account is sufficient to meet the expenditures required for operating our business prior to our initial Business Combination.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting discounts and commissions) and the proceeds from the sale of the Forward Purchase Units (as defined below) to complete our initial Business Combination. We may withdraw interest to pay our franchise and income taxes. We estimate our annual franchise tax obligations for the taxable years beginning after the completion of our Initial Public Offering, based on the number of shares of our common stock authorized and outstanding after the completion of our Initial Public Offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, and which we may pay from funds from the Initial Public Offering held outside of the Trust Account or from interest earned on funds held in the Trust Account and released to use for this purpose. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants and (iii) private placement warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement dated as of June 15, 2021. The holders of at least 20% in interest of the then-outstanding number of these securities are entitled to demand that we file a registration statement covering such securities subsequent to the completion of the initial Business Combination and to require us to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. In addition, the shares of Class A common stock and warrants (and underlying shares of Class A common stock) purchased by the Zimmer Entity (as defined below) as part of the Units in the Initial Public Offering are entitled to registration rights under the registration rights agreement. The Zimmer Entity is not subject to any lock-up period with respect to any securities it purchased in the Initial Public Offering. We will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreements, we agreed to use reasonable best efforts (i) to file within 30 days after the closing of the Business Combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying shares of Class A common stock), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than 60 days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the Forward Purchasers (as defined below) or their respective assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause us to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the Forward Purchase Agreements provide for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by us.

Administrative Services Agreement

Pursuant to an administrative services agreement, dated June 15, 2021, we have agreed to pay Zimmer Partners, LP a total of $10,000 per month from funds held outside the Trust Account for office space, utilities and secretarial and administrative support. Upon the earlier of the consummation by the Company of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2021, the Company had accrued $35,333 pursuant to this agreement, which has been included in accrued expenses on the balance sheet.

Forward Purchase Agreements

On June 11, 2021, we entered into forward purchase agreements (the “Forward Purchase Agreements”) with ZP Master Utility Fund, Ltd. (the “Zimmer Entity”) and Bluescape Resources Company LLC (“Bluescape Resources” and, together with the Zimmer Entity, the “Forward Purchasers”). Pursuant to the Forward Purchase Agreements, the Zimmer Entity agreed to purchase 10,000,000 units and Bluescape Resources agreed to purchase up to 10,000,000 units, with each unit consisting of one share of Class A common stock and one-third of one warrant to purchase one share of Class A common stock, at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit (the “Forward Purchase Units”). The obligation of Bluescape Resources to purchase the Forward Purchase Units pursuant to its Forward Purchase Agreement is subject to the approval of its investment committee. The purchase of the Forward Purchase Units will take place in one or more private placements to occur concurrently and only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward Purchase Units may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-Business Combination company.

Underwriting Agreement

The underwriters in the Initial Public Offering are entitled to a deferred underwriting discount of $10,850,000, which will be payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies other than the following.

Warrant Liabilities and Forward Purchase Units

The Company accounts for the warrants issued as part of the Units in the Initial Public Offering and Private Placement Warrants (together the “Warrants”) as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Warrant issuance and as of each subsequent reporting period while the Warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the Warrants where not all of the stockholders also receive cash, the Warrants do not meet the criteria for equity treatment thereunder, as such, the Warrants must be recorded as a derivative liability. The Company accounts for the Forward Purchase Agreements in accordance with ASC 815-40 and accounts for such agreements as a derivative liability. These liabilities are subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations.

The Public Warrants are publicly traded and as such are classified as Level 1 and no longer require a valuation. The estimated fair value of the Private Placement Warrants and Forward Purchase Units is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation model are assumptions related to expected stock-price volatility (pre-merger and post-merger, expected term, dividend yield and risk-free interest rate). The Company estimates the volatility of its Class A common stock based on management’s understanding of the volatility associated with instruments of other similar entities. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the Private Placement Warrants. The expected life of the Private Placement Warrants is simulated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

The following table presents information about the Company’s Level 3 liabilities that are measured at fair value on a recurring basis as of September 30, 2021.

	Private Placement	Forward Purchase
Inputs	Warrants	Units
Exercise price	$11.50	$10.00
Volatility	10.0% pre-merger/ 14.5% post-merger	10.0% pre-merger/ 14.5% post-merger
Expected term to business combination	0.86 year	0.86 year
Risk-free rate	1.13%	0.08%
Dividend yield	0%	0%
Stock price	$9.73	$9.73

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

Date: November 12, 2021	By:	/s/ Stuart J. Zimmer
	Name:	Stuart J. Zimmer
	Title:	Chief Executive Officer and Chairman of the Board

Date: November 12, 2021	By:	/s/ Jonathan Cohen
	Name:	Jonathan Cohen
	Title:	Chief Financial Officer