Form 10-Q
period 2022-03-31
Zimmer Energy Transition Acquisition Corp.
filed 2022-05-13
CIK 1849408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 12, 2022, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$1,373,163	$1,634,576
Prepaid expenses	545,799	510,002
Total current assets	1,918,962	2,144,578
Marketable securities held in Trust Account	345,023,699	345,015,191
Forward purchase unit derivative assets	1,100,000	—
Prepaid expenses – non-current portion	99,754	219,458
Total Assets	$348,142,415	$347,379,227

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$549,127	$302,760
Due to related party	95,705	65,705
Total current liabilities	644,832	368,465
Warrant liabilities	9,838,133	29,560,374
Forward purchase unit derivative liabilities	—	3,297,294
Deferred underwriting discounts and commissions	10,850,000	10,850,000
Total liabilities	21,332,965	44,076,133

Commitments and Contingencies (See Note 7)
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 34,500,000 shares subject to possible redemption at redemption value of $10.00 per share at March 31, 2022 and December 31, 2021	345,023,699	345,015,191

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(18,215,112)	(41,712,960)
Total stockholders’ deficit	(18,214,249)	(41,712,097)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$348,142,415	$347,379,227

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the period from
	For the Three	February 25, 2021
	Months Ended	(inception) through
	March 31, 2022	March 31, 2021
Formation and operating costs	$621,687	$11,255
Loss from operations	(621,687)	(11,255)

Other income (expense)
Unrealized gain on fair value of warrants	19,722,241	—
Unrealized gain on fair value of forward purchase units	4,397,294	—
Gain on marketable securities (net), dividends and interest on marketable securities held in Trust Account	8,508	—
Total other income, net	24,128,043

Net income (loss)	$23,506,356	$(11,255)

Weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	—
Basic and diluted net income per share, Class A common stock subject to redemption	$0.55	$—

Weighted average shares outstanding, Class B common stock	8,625,000	2,727,273
Basic and diluted net income (loss) per share, Class B common stock	$0.54	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK
SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 25, 2021
(INCEPTION) THROUGH MARCH 31, 2021

	Common Stock Subject to
	Possible Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	34,500,000	$345,015,191	8,625,000	$863	$—	$(41,712,960)	$(41,712,097)
Accretion of Class A common stock to redemption value	—	8,508	—	—	—	(8,508)	(8,508)
Net income	—	—	—	—	—	23,506,356	23,506,356
Balance as of March 31, 2022	34,500,000	$345,023,699	8,625,000	$863	$—	$(18,215,112)	$(18,214,249)

	Common Stock Subject to
	Possible Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 25, 2021 (inception)	—	$—	$—	$—	$—	$—	$—
Issuance of founder shares	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(11,255)	(11,255)
Balance as of March 31, 2021	—	$—	$8,625,000	$863	$24,137	$(11,255)	$13,745

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the period
		from February
		25, 2021
	For the three	(inception)
	months ended	through March
	March 31, 2022	31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$23,506,356	$(11,255)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest on marketable securities held in Trust Account	(8,508)	—
Change in unrealized gain on fair value of warrants	(19,722,241)	—
Change in unrealized gain on fair value of forward purchase units	(4,397,294)	—
Changes in current assets and current liabilities:
Prepaid expenses	83,907	—
Accounts payable and accrued expenses	246,367	11,255
Net cash used in operating activities	(291,413)	—

Cash Flows from Financing Activities:
Proceeds from sale of common stock to initial stockholders	—	25,000
Proceeds from promissory note – related party	—	115,000
Advances from related party	30,000	—
Payments of offering costs	—	(109,788)
Net cash provided by financing activities	30,000	30,212

Net Change in Cash	(261,413)	30,212
Cash - Beginning	1,634,576	—
Cash - Ending	$1,373,163	$30,212

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$343,168

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $1,373,163 in cash and working capital of $1,274,130.

Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and/or the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

The assets held in the Trust Account were invested in U.S. Treasury Securities and reported at fair value. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest on marketable securities held in Trust Account in the accompanying condensed Statements of Operations. The estimated fair values of the investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on these accounts.

Warrants

The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as a derivative liability. Changes in fair value are recognized in the Statements of Operations in unrealized gain on fair value of warrants and Forward Purchase Units (as defined below).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the period from February 25, 2021 (inception) through December 31, 2021, the Company recorded an accretion of $31,909,250, $24,137 of which was recorded in additional paid-in capital and $31,885,113 was recorded in accumulated deficit. For the three months ended March 31, 2022, the Company recorded $8,508 in accretion related to earning on marketable securities held in the Trust Account.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1, Other Assets and Deferred Costs - Overall - SEC Materials, and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A common stock or the Statements of Operations based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, other than warrant liabilities and Forward Purchase Units, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Income Taxes

ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2022 and December 31, 2021, the Company had deferred tax assets of $475,368 and $293,254, respectively, which had a full valuation allowance recorded against it.

The Company’s effective tax rate for the three months ended March 31, 2022 differs from the statutory rate of 21% mainly due to permanent differences resulting from changes in the unrealized gain on the fair value of warrants and Forward Purchase Units of 21.55% and 0.23% state tax provision net of federal benefit, along with recording of the full valuation allowance against the deferred tax assets. The provision for income taxes was deemed immaterial for the period from February 25, 2021 (inception) through March 31, 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Stock

The Statements of Operations include a presentation of income (loss) per Class A common stock subject to possible redemption and income (loss) per founder non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public Class A redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A public shares and 20% for the founder non-redeemable shares for the three months ended March 31, 2022 and for the period from February 25, 2021 (inception) through March 31, 2021, reflective of the respective participation rights.

The earnings per share presented in the condensed Statements of Operations is based on the following:

For the three months ended
March 31, 2022
Net income	$23,506,356
Accretion of temporary equity to redemption value	(8,508)
Net income including accretion of temporary equity to redemption value	$23,497,848

For the period from
February 25, 2021
(inception) through
March 31, 2022
Net loss	$(11,255)
Accretion of temporary equity to redemption value	—
Net loss including accretion of temporary equity to redemption value	$(11,255)

			For the period from
			February 25, 2021
	For the three months ended		(inception) through
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$18,798,278	$4,699,570	$—	$(11,255)
Allocation of accretion of temporary equity to redemption value	8,508	—	—	—
Allocation of net income (loss)	$18,806,786	$4,699,570	$—	$(11,255)

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	—	2,727,273
Basic and diluted net income (loss) per share	$0.55	$0.54	$—	$(0.00)

As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the Company’s earnings. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Recent Accounting Standards

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments, and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, it would have on its financial position, results of operations or cash flows.

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 10,550,000 Private Placement Warrants at a price of $1.00 per warrant ($10,550,000 in the aggregate), each exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the IPO held in the Trust Account. The Company recorded the excess of the fair value of the Private Placement Warrants over the proceeds of $2,829,377 as a financing expense at the time of IPO.

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

Forward Purchase Agreements

On June 11, 2021, the Company entered into a forward purchase agreement (the “Committed FPA”) with ZP Master Utility Fund, Ltd., an affiliate of the Sponsor (the “Zimmer Entity”), and a forward purchase agreement (the “Uncommitted FPA” and, together with the Committed FPA, the “Forward Purchase Agreements”) with Bluescape Resources Company LLC (“Bluescape Resources” and, together with the Zimmer Entity, the “Forward Purchasers”). Pursuant to the Forward Purchase Agreements, the Zimmer Entity agreed to purchase 10,000,000 units and Bluescape Resources agreed to purchase up to 10,000,000 units, with each unit consisting of one share of Class A common stock and one-third of one warrant to purchase one share of Class A common stock, at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit (the “Forward Purchase Units”). The shares of Class A common stock to be issued under the Forward Purchase Agreements will have no redemption rights and will have no right to liquidating distributions from the Trust Account. The warrants to be issued as part of the Forward Purchase Agreements will be identical to the Private Placement Warrants. The purchase of the Forward Purchase Units will take place in one or more private placements to occur concurrently and only in connection with the closing of the Business Combination. The forward purchase shares and forward purchase warrants (and underlying shares of Class A common stock) are subject to registration rights. The obligation of Bluescape Resources to purchase the Forward Purchase Units pursuant to the Uncommitted FPA is subject to the approval of its investment committee.

The Company accounts for the Forward Purchase Agreements in accordance with the guidance in ASC 815-40 and accounts for such agreements as derivative liability/asset. The value of the liability/asset is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the Statements of Operations. As of March 31, 2022, the re-measurement of the derivative associated with the Committed FPA resulted in a derivative asset with a fair value of $1,100,000 and the re-measurement of the derivative associated with the Uncommitted FPA resulted in the liability previously recognized by the Company being reduced to zero.

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on non-recurring basis as of March 31, 2022.

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account – U.S. Money Market	$345,023,699	$—	$—	$345,023,699
Forward purchase unit derivative assets	—	—	1,100,000	1,100,000
Liabilities:
Warrant liabilities	(5,117,500)	(4,720,633)	—	(9,838,133)
Total	$339,906,199	$(4,720,633)	$1,100,000	$336,285,566

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on non-recurring basis as of December 31, 2021.

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account – U.S. Money Market	$345,015,191	$—	$—	$345,015,191
Liabilities:
Warrant liabilities	(15,410,000)	—	(14,150,374)	(29,560,374)
Forward purchase unit derivative liabilities	—	—	(3,297,294)	(3,297,294)
Total	$329,605,191	$—	$(17,447,668)	$312,157,523

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the period ended December 31, 2021, the Public Warrants began trading separately on August 6, 2021 at the option of the holder and thus were transferred from Level 3 to Level 1. The Company transferred the Private Placement Warrants from Level 3 to Level 2 during the three months ended March 31, 2022, as the inputs significant to the valuation became observable as they are benchmarked to those used for the Public Warrants.

Taking into account that the estimated fair values of the Private Placement Warrants and Forward Purchase Units are determined using some unobservable inputs including the Company's own data, adjusted for other reasonably available information. Inherent in a Black-Scholes model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The pre-merger volatility is based on management’s understanding of the volatility associated with instruments of other similar entities. The post-merger volatility is derived using a Monte Carlo simulation to solve for the volatility implied by the trading price of the Public Warrants as of the valuation date. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is estimated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The estimated fair value of the Public Warrants is determined based on the publicly traded price of the Public Warrants which is Level 1 inputs.

The following table presents information about the assumptions used to value the Company’s liabilities classified as Level 3 in the fair value hierarchy that are measured at fair value on a recurring basis as of March 31, 2022.

Forward Purchase
Inputs	Units
Exercise price	$10.00
Volatility	5.0% pre-merger/ 6.8% post-merger
Expected term to business combination	0.61 year
Risk-free rate	1.18%
Dividend yield	0%
Stock price	$9.68

The following table presents information about the Company's Level 3 liabilities that are measured at fair value on a recurring basis as of December 31, 2021.

	Private Placement	Forward Purchase
Inputs	Warrants	Units
Exercise price	$11.50	$10.00
Volatility	5.0% pre-merger/ 20.5% post-merger	5.0% pre-merger/ 20.5% post-merger
Expected term to business combination	0.73 year (5 years exercise period after close of business combination)	0.73 year
Risk-free rate	1.33%	0.28%
Dividend yield	0%	0%
Stock price	$9.69	$9.69

The following table presents the changes in the fair value of warrant liabilities and Forward Purchase Units:

	Public	Private	Forward Purchase
	Warrants	Warrants	Units
Fair value as of February 25, 2021	$—	$—	$—
Initial measurement on June 18, 2021 (IPO)	14,261,682	13,379,377	366,779
Change in valuation inputs or other assumptions	1,148,318	770,997	2,930,515
Fair value as of December 31, 2021	15,410,000	14,150,374	3,297,294
Change in valuation inputs or other assumptions	(10,292,500)	(9,429,741)	(4,397,294)
Fair value as of March 31, 2022	$5,117,500	$4,720,633	$(1,100,000)

Note 6 - Related Party Transactions

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under any Working Capital Loans.

Services Agreement

Commencing on the date of the IPO, the Company entered into an administrative services agreement pursuant to which the Company will pay Zimmer Partners, LP a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. $95,705 and $65,705 of administrative fees were accrued and due to related party as of March 31, 2022 and December 31, 2021, respectively.

Forward Purchase Agreement

On June 11, 2021, the Company entered into the Committed FPA with the Zimmer Entity providing for the purchase by the Zimmer Entity of an aggregate of 10,000,000 Forward Purchase Units at a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the Business Combination. The proceeds from the sale of the Forward Purchase Units may be used as part of the consideration to the sellers in the Business Combination, expenses in connection with the Business Combination or for working capital in the post-Business Combination company.

The terms and provisions of the forward purchase warrants to be issued as part of the Forward Purchase Units are identical to those of the Private Placement Warrants.

Zimmer Entity Participation in IPO

On June 18, 2021, the Zimmer Entity purchased $35,000,000 public Units (3,500,000 Units at $10.00 per Unit) in the IPO. The underwriters did not receive any underwriting discounts or commissions on the public Units purchased by the Zimmer Entity.

Founder Shares

In March 2021, the Company issued 8,625,000 shares of its Class B common stock (the "Founder Shares") for an aggregate purchase price of $25,000. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriter's over-allotment option was exercised. As a result of the underwriter's exercise of the over-allotment option in full, there were no shares subject to forfeiture as of the consummation of the IPO on June 18, 2021.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company's stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note - Related Party

The Sponsor had agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. On June 21, 2021, the $170,000 outstanding on this note was repaid in full. The Company can no longer borrow under this facility.

Note 7 - Commitments & Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A common stock). The holders of at least 20% in interest of the then-outstanding number of these securities are entitled to demand that the Company file a registration statement covering such securities and to require the Company to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. In addition, the shares of Class A common stock and warrants (and underlying shares of Class A common stock) purchased by the Zimmer Entity as part of the Units in the IPO are entitled to registration rights under the registration rights agreement. The Zimmer Entity is not subject to any lock-up period with respect to any securities it purchased in the IPO. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the final prospectus relating to the IPO to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On June 18, 2021, the underwriter’s over-allotment option was exercised in full.

On June 18, 2021, the Company paid underwriting discounts and commissions of $6,200,000 in the aggregate. Additionally, deferred underwriting discounts and commissions of $10,850,000, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding.

Class B Common Stock - The Company is authorized to issue a total of 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Zimmer Energy Transition Acquisition Corp. References to our “management” or our “management team” refer to our officers, references to the “sponsor” refer to ZETA Sponsor LLC, a Delaware limited liability company. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” of our final prospectus for our Initial Public Offering (as defined below) filed with the Securities and Exchange Commission (the “SEC”) and in our other SEC filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Results of Operations

As of March 31, 2022, we had not commenced any operations. All activity for the period from February 25, 2021 (inception) through March 31, 2022 relates to our formation and Initial Public Offering, and, since the completion of the Initial Public Offering, our search for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below).

For the three months ended March 31, 2022, we had net income of $23,506,356, consisting of formation and operating costs of $621,687, offset by an unrealized gain on fair value of warrants and Forward Purchase Units (as defined below) of $24,119,535 and gain on marketable securities (net), dividends and interest on investment held in the Trust Account of $8,508.

For the period from February 25, 2021 (inception) through March 31, 2021, we had net loss of $11,255, consisting of formation costs of $11,255 only.

For the three months ended December 31, 2021, we had a net loss of $12,614,165, consisting of general and administrative costs of $433,867, unrealized loss on fair value of warrants and Forward Purchase Units of $12,188,872, offset by dividends and interest on investment held in the Trust Account of $8,574.

Liquidity and Capital Resources

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

Transaction costs for the Initial Public Offering amounted to $18,426,851, consisting of $6,200,000 of underwriting discounts and commissions, $10,850,000 of deferred underwriting discounts and commissions, and $1,376,851 of other offering costs.

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

As of March 31, 2022, we had cash outside our Trust Account of $1,373,163 and had working capital of $1,274,130 (not taking into account any tax obligations). As of December 31, 2021, we had $1,634,576 in cash and working capital of $1,776,113. The reduction in cash balances outside of the Trust Account is attributable to payment of expenses related to the administrative and operating activities. All remaining cash from the Initial Public Offering is held in the Trust Account and is generally unavailable for use prior to an initial Business Combination. We believe the cash outside of our Trust Account is sufficient to meet the expenditures required for operating our business for twelve months from the date these financial statements are issued.

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

Registration Rights

The holders of the (i) shares of our Class B common stock, par value $0.0001 per share (the “founder shares”), which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants and (iii) private placement warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement dated as of June 15, 2021. The holders of at least 20% in interest of the then-outstanding number of these securities are entitled to demand that we file a registration statement covering such securities subsequent to the completion of the initial Business Combination and to require us to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. In addition, the shares of Class A common stock and warrants (and underlying shares of Class A common stock) purchased by the Zimmer Entity (as defined below) as part of the Units in the Initial Public Offering are entitled to registration rights under the registration rights agreement. The Zimmer Entity is not subject to any lock-up period with respect to any securities it purchased in the Initial Public Offering. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Administrative Services Agreement

Pursuant to an administrative services agreement, dated June 15, 2021, we have agreed to pay Zimmer Partners, LP a total of $10,000 per month from funds held outside the Trust Account for office space, utilities and secretarial and administrative support. Upon the earlier of the consummation by the Company of an initial Business Combination or our liquidation, we will cease paying these monthly fees. $95,705 and $65,705 of administrative fees were accrued and due to related party as of March 31, 2022 and December 31, 2021, respectively.

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

Underwriting Agreement

The underwriters in the Initial Public Offering are entitled to deferred underwriting discounts and commissions of $10,850,000, which will be payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement.

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

Warrant Liabilities

We account for the warrants issued as part of the Units in the Initial Public Offering and Private Placement Warrants (together the “Warrants”) as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Warrant issuance and as of each subsequent reporting period while the Warrants are outstanding. Because we do not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the Warrants where not all of the stockholders also receive cash, the Warrants do not meet the criteria for equity treatment thereunder, as such, the Warrants must be recorded as a derivative liability. These liabilities are subject to re-measurement at each balance sheet date, with changes in fair value recognized in the Statements of Operations.

The Public Warrants are publicly traded and as such are classified as Level 1 and no longer require a valuation. The Company transferred the Private Placement Warrants from Level 3 to Level 2 during the three months ended March 31, 2022, as the inputs significant to the valuation became observable as they are benchmarked to those used for the Public Warrants.

Recent Accounting Standards

See Note 2 to the financial statements required by Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

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

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

None.

ITEM 1A.RISK FACTORS.

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

After our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination, particularly in Europe since that region includes Russia, and any target business with which we ultimately consummate a business combination, although we are not seeking a target business in Russia. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section to our Annual Report on Form 10-K for the year ended December 31, 2021, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Stuart J. Zimmer
	Name:	Stuart J. Zimmer
	Title:	Chief Executive Officer and Chairman of the Board

Date: May 13, 2022	By:	/s/ Jonathan Cohen
	Name:	Jonathan Cohen
	Title:	Chief Financial Officer