Form 10-Q
period 2022-06-30
Zimmer Energy Transition Acquisition Corp.
filed 2022-08-12
CIK 1849408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 11, 2022, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$1,045,908	$1,634,576
Prepaid expenses	496,134	510,002
Total current assets	1,542,042	2,144,578
Marketable securities held in Trust Account	345,180,030	345,015,191
Forward purchase unit derivative assets	546,000	—
Prepaid expenses – non-current portion	—	219,458
Total Assets	$347,268,072	$347,379,227

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$53,484	$302,760
Income tax payable	7,952	—
Due to related party	125,705	65,705
Total current liabilities	187,141	368,465
Warrant liabilities	7,434,275	29,560,374
Forward purchase unit derivative liabilities	—	3,297,294
Deferred underwriting discounts and commissions	10,850,000	10,850,000
Total liabilities	18,471,416	44,076,133

Commitments and Contingencies (See Note 7)
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 34,500,000 shares subject to possible redemption at redemption value of $10.00 per share at June 30, 2022 and December 31, 2021	345,180,030	345,015,191

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(16,384,237)	(41,712,960)
Total stockholders’ deficit	(16,383,374)	(41,712,097)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$347,268,072	$347,379,227

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the period from
	For the Three Months		For the Six	February 25, 2021
	Ended June 30,		Months Ended	(inception) through
	2022	2021	June 30, 2022	June 30, 2021
Formation and operating costs	$11,029	$159,268	$632,716	$170,523
Loss from operations	(11,029)	(159,268)	(632,716)	(170,523)

Other income (expense)
Unrealized gain (loss) on fair value of warrants	2,403,858	(1,316,994)	22,126,099	(1,316,994)
Unrealized gain (loss) on fair value of forward purchase units	(554,000)	(2,951,652)	3,843,294	(2,951,652)
Gain on marketable securities (net), dividends and interest on marketable securities held in Trust Account	156,331	—	164,839	—
Offering costs allocated to warrants	—	(794,474)	—	(794,474)
Financing expense	—	(3,196,156)	—	(3,196,156)
Total other income (expense), net	2,006,189	(8,259,276)	26,134,232	(8,259,276)

Net income (loss) before tax	1,995,160	(8,418,544)	25,501,516	(8,429,799)
Income tax provision	(7,952)	—	(7,952)	—
Net income (loss)	$1,987,208	$(8,418,544)	$25,493,564	$(8,429,799)

Weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	4,928,571	34,500,000	3,559,524
Basic and diluted net income (loss) per share, Class A common stock subject to redemption	$0.05	$(0.07)	$0.59	$(0.10)

Weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	8,625,000	7,598,214
Basic and diluted net income (loss) per share, Class B common stock	$0.04	$(0.93)	$0.59	$(1.06)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK
SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND FOR THE PERIOD FROM FEBRUARY 25, 2021
(INCEPTION) THROUGH JUNE 30, 2021

	Common Stock Subject to
	Possible Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	34,500,000	$345,015,191	8,625,000	$863	$—	$(41,712,960)	$(41,712,097)
Accretion of Class A Stock to redemption value	—	8,508	—	—	—	(8,508)	(8,508)
Net income	—	—	—	—	—	23,506,354	23,506,354
Balance as of March 31, 2022	34,500,000	345,023,699	8,625,000	863	—	(18,215,114)	(18,214,251)
Accretion of Class A Stock to redemption value	—	156,331	—	—	—	(156,331)	(156,331)
Net income	—	—	—	—	—	1,987,208	1,987,208
Balance as of June 30, 2022	34,500,000	$345,180,030	8,625,000	$863	$—	$(16,384,237)	$(16,383,374)

	Common Stock Subject to
	Possible Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of February 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of founder shares	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(11,255)	(11,255)
Balance as of March 31, 2021	—	—	8,625,000	863	24,137	(11,255)	13,745
Sale of public shares, net of issuance cost	34,500,000	313,105,941	—	—	—	—	—
Accretion of Class A Stock to redemption value	—	31,894,059	—	—	(24,137)	(31,869,922)	(31,894,059)
Net loss	—	—	—	—	—	(8,418,544)	(8,418,544)
Balance as of June 30, 2021	34,500,000	$345,000,000	8,625,000	$863	$—	$(40,299,721)	$(40,298,858)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the period
		from February 25,
	For the Six	2021 (inception)
	Months Ended	through June 30,
	June 30, 2022	2021
Cash Flows from Operating Activities:
Net Income (loss)	$25,493,564	$(8,429,799)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest on marketable securities held in Trust Account	(164,839)	—
Change in unrealized gain (loss) on fair value of warrants	(22,126,099)	1,316,994
Change in unrealized gain (loss) on fair value of forward purchase units	(3,843,294)	2,951,652
Excess fair value of private placement warrants and forward purchase unit liabilities over purchase price	—	3,196,156
Offering costs allocated to warrants	—	794,474
Changes in current assets and current liabilities:
Prepaid expenses	233,326	(976,900)
Accounts payable and accrued expenses	(249,278)	600,305
Income tax payable	7,952	—
Net cash used in operating activities	(648,668)	(547,118)

Cash Flows from Investing Activities:
Investment of cash into trust account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to initial stockholders	—	25,000
Proceeds from initial public offering, net of costs	—	337,591,280
Proceeds from private placement	—	10,550,000
Advances from related party	60,000	—
Payments of offering costs	—	(420,872)
Net cash provided by financing activities	60,000	347,745,408

Net Change in Cash	(588,668)	2,198,290
Cash - Beginning	1,634,576	—
Cash - Ending	$1,045,908	$2,198,290

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ fee payable charged to additional paid-in capital	$—	$10,850,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Following the closing of the IPO on June 18, 2021, $345,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest to occur of: (1) the completion of the Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the Business Combination within 24 months from the closing of the IPO or (ii) with respect to any other provision relating to the rights of holders of the Class A common stock or pre-initial Business Combination activity or (3) the redemption of the public shares if the Company is unable to complete the Business Combination within 24 months from the closing of the IPO, subject to applicable law.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $1,045,908 in cash and working capital of $1,394,858 (net of franchise and income taxes payable).

Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and/or the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

The assets held in the Trust Account were invested in U.S. Treasury Securities and reported at fair value. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest on marketable securities held in Trust Account in the accompanying unaudited condensed Statements of Operations. The estimated fair values of the investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on these accounts.

Warrants

The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as a derivative liability. Changes in fair value are recognized in the unaudited condensed Statements of Operations in unrealized gain on fair value of warrants and Forward Purchase Units (as defined below).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the period from February 25, 2021 (inception) through December 31, 2021, the Company recorded an accretion of $31,909,250, $24,137 of which was recorded in additional paid-in capital and $31,885,113 was recorded in accumulated deficit. For the three and six months ended June 30, 2022, the Company recorded $156,331 and $164,839, respectively, in accretion related to earnings accrued on marketable securities held in the Trust Account.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1, Other Assets and Deferred Costs - Overall - SEC Materials, and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A common stock or the unaudited condensed Statements of Operations based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, other than warrant liabilities and Forward Purchase Units, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the unaudited condensed Statements of Operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.

Income Taxes

ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company had deferred tax assets of $440,689 and $293,254, respectively, which had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 0.40% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.03% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liabilities, as well as changes in forward purchase unit assets and liabilities.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Stock

The unaudited condensed Statements of Operations include a presentation of income (loss) per Class A common stock subject to possible redemption and income (loss) per founder non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public Class A redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A public shares and 20% for the founder non-redeemable shares for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 25, 2021 (inception) through June 30, 2021, reflective of the respective participation rights.

The earnings per share presented in the unaudited condensed Statements of Operations is based on the following:

	For the three months ended
	June 30,
	2022	2021
Net income (loss)	$1,987,208	$(8,418,544)
Accretion of temporary equity to redemption value	(156,331)	(31,894,059)
Net income (loss) including accretion of temporary equity to redemption value	$1,830,877	$(40,312,603)

		For the period from
	For the six	February 25, 2021
	months ended	(inception) through
	June 30, 2022	June 30, 2021
Net income (loss)	$25,493,564	$(8,429,799)
Accretion of temporary equity to redemption value	(164,839)	(31,894,059)
Net income (loss) including accretion of temporary equity to redemption value	$25,328,725	$(40,323,858)

	For the three months ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$1,464,702	$366,175	$(32,250,082)	$(8,062,521)
Allocation of accretion of temporary equity to redemption value	156,331	—	31,894,059	—
Allocation of net income (loss)	$1,621,033	$366,175	$(356,023)	(8,062,521)

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	4,928,571	8,625,000
Basic and diluted net income (loss) per share	$0.05	$0.04	$(0.07)	$(0.93)

			For the period from
	For the six		February 25, 2021
	months ended		(inception) through
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$20,262,980	$5,065,745	$(32,259,086)	$(8,064,772)
Allocation of accretion of temporary equity to redemption value	164,839	—	31,894,059	—
Allocation of net income (loss)	$20,427,819	$5,065,745	$(365,027)	(8,064,772)

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	3,559,524	7,598,214
Basic and diluted net income (loss) per share	$0.59	$0.59	$(0.10)	$(1.06)

As of June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the Company’s earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Recent Accounting Standards

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments, and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis. The Company is currently assessing the impact, if any, it would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants for cash:

●	in whole and not in part;
●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders (such price, the “market value”).

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00 but is lower than $18.00

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.10 per warrant, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the shares of Class A common stock;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the warrant holders; and
●	if the last reported sale price of the Class A common stock on the trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

The Company accounts for the Forward Purchase Agreements in accordance with the guidance in ASC 815-40 and accounts for such agreements as derivative liability/asset. The value of the liability/asset is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the unaudited condensed Statements of Operations. As of June 30, 2022, the re-measurement of the derivative associated with the Committed FPA resulted in a derivative asset with a fair value of $546,000 and the re-measurement of the derivative associated with the Uncommitted FPA resulted in the liability previously recognized by the Company being reduced to zero.

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on non-recurring basis as of June 30, 2022.

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account – U.S. Money Market	$345,180,030	$—	$—	$345,180,030
Forward purchase unit assets	—	—	546,000	546,000
Liabilities:
Warrant liabilities	(3,789,250)	(3,645,025)	—	(7,434,275)
Forward purchase unit liabilities	—	—	—	—
Total	$341,390,780	$(3,645,025)	$546,000	$338,291,755

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on non-recurring basis as of December 31, 2021.

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account – U.S. Money Market	$345,015,191	$—	$—	$345,015,191
Liabilities:
Warrant liabilities	(15,410,000)	(14,150,374)	—	(29,560,374)
Forward purchase unit liabilities	—	—	(3,297,294)	(3,297,294)
Total	$329,605,191	$(14,150,374)	$(3,297,294)	$312,157,523

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the period ended December 31, 2021, the Public Warrants began trading separately on August 6, 2021 at the option of the holder and thus were transferred from Level 3 to Level 1. The Company transferred the Private Placement Warrants from Level 3 to Level 2 during the six months ended June 30, 2022, as the inputs significant to the valuation became observable as they are benchmarked to those used for the Public Warrants.

Taking into account that the estimated fair values of the Private Placement Warrants and Forward Purchase Units are determined using some unobservable inputs including the Company’s own data, adjusted for other reasonably available information. Inherent in a Black-Scholes-Merton model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The pre-merger volatility is based on management’s understanding of the volatility associated with instruments of other similar entities. The post-merger volatility is derived using a Monte Carlo simulation to solve for the volatility implied by the trading price of the Public Warrants as of the valuation date. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is estimated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The estimated fair value of the Public Warrants is determined based on the publicly traded price of the Public Warrants which is Level 1 inputs.

The following table presents information about the assumptions used to value the Company’s liabilities classified as Level 3 in the fair value hierarchy that are measured at fair value on a recurring basis as of June 30, 2022.

Forward Purchase
Inputs	Units
Exercise price	$10.00
Volatility	4.00% pre-merger/ 4.00% post-merger
Expected term to business combination	0.48 year
Risk-free rate	2.50%
Dividend yield	0.00%
Stock price	$9.71

The following table presents information about the Company’s Level 3 liabilities that are measured at fair value on a recurring basis as of December 31, 2021.

	Private Placement	Forward Purchase
Inputs	Warrants	Units
Exercise price	$11.50	$10.00
Volatility	5.0% pre-merger/ 20.5% post-merger	5.0% pre-merger/ 20.5% post-merger
Expected term to business combination	0.73 year (5 years exercise period after close of business combination)	0.73 year
Risk-free rate	1.33%	0.28%
Dividend yield	0%	0%
Stock price	$9.69	$9.69

The following table presents the changes in the fair value of warrant liabilities and Forward Purchase Units for the six months ended June 30, 2022:

	Public	Private	Forward Purchase
	Warrants	Warrants	Units
Fair value as of December 31, 2021	$15,410,000	$14,150,374	$3,297,294
Change in valuation inputs or other assumptions	(10,292,500)	(9,429,741)	(4,397,294)
Fair value as of March 31, 2022	5,117,500	4,720,633	(1,100,000)
Change in valuation inputs or other assumptions	(1,328,250)	(1,075,608)	554,000
Fair value as of June 30, 2022	$3,789,250	$3,645,025	$546,000

The following table presents the changes in the fair value of warrant liabilities and Forward Purchase Units for the period from February 25, 2021 (inception) through June 30, 2021:

	Public	Private	Forward Purchase
	Warrants	Warrants	Units
Fair value as of February 25, 2021	$—	$—	$—
Initial measurement on June 18, 2021 (IPO)	14,261,682	13,379,377	366,779
Change in valuation inputs or other assumptions	693,261	623,733	2,951,562
Fair value as of June 30, 2021	$14,954,943	$14,003,110	$3,318,341

Note 6 - Related Party Transactions

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under any Working Capital Loans.

Services Agreement

Commencing on the date of the IPO, the Company entered into an administrative services agreement pursuant to which the Company pays Zimmer Partners, LP a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, $30,000 and $4,000 of administrative fees were accrued, respectively. For the six months ended June 30, 2022 and for the period from February 25, 2021 (inception) through June 30, 2021, $60,000 and $5,333 of administrative fees were accrued, respectively. The amounts owing to related parties as of June 30, 2022 and December 31, 2021 were $125,705 and $65,705, respectively.

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

Founder Shares

In March 2021, the Company issued 8,625,000 shares of its Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. Up to 1,125,000 Founder Shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. As a result of the underwriters’ exercise of the over-allotment option in full, there were no shares subject to forfeiture as of the consummation of the IPO on June 18, 2021.

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

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding.

Class B Common Stock - The Company is authorized to issue a total of 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

Results of Operations

As of June 30, 2022, we had not commenced any operations. All activity for the period from February 25, 2021 (inception) through June 30, 2022 relates to our formation and Initial Public Offering, and, since the completion of the Initial Public Offering, our search for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below).

For the three months ended June 30, 2022, we had net income of $1,987,208, consisting of formation and operating costs of $11,029, offset by an unrealized gain on fair value of warrants and Forward Purchase Units (as defined below) of $1,849,858, gain on marketable securities (net), dividends and interest on investment held in the Trust Account of $156,331 and income tax provision $7,952.

For the six months ended June 30, 2022, we had net income of $25,493,564, consisting of formation and operating costs of $632,716, offset by an unrealized gain on fair value of warrants and Forward Purchase Units of $25,969,393, gain on marketable securities (net), dividends and interest on investment held in the Trust Account of $164,839 and income tax provision $7,952.

For the three months ended, and the period from February 25, 2021 (inception) through June 30, 2021, we had a net loss of $8,418,544 and $8,429,799, respectively, consisting of formation and operating costs of $159,268 and $170,523, respectively. For the three months ended, and the period from February 25, 2021 (inception) through June 30, 2021, we had unrealized loss on fair value of warrants and Forward Purchase Units amounting to $1,316,994 and $2,951,652, respectively, financing expense of $3,196,156, and offering costs allocated to warrants of $794,474.

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

As of June 30, 2022, we had cash outside our Trust Account of $1,045,908 and had working capital of $1,394,858 (excluding franchise and income taxes payable). As of December 31, 2021, we had $1,634,576 in cash and working capital of $1,776,113. The reduction in cash balances outside of the Trust Account is attributable to payment of expenses related to the administrative and operating activities. All remaining cash from the Initial Public Offering is held in the Trust Account and is generally unavailable for use prior to an initial Business Combination. We believe the cash outside of our Trust Account is sufficient to meet the expenditures required for operating our business for twelve months from the date these unaudited condensed financial statements are issued.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less franchise and income taxes payable and deferred underwriting discounts and commissions) and the proceeds from the sale of the Forward Purchase Units to complete our initial Business Combination. We may withdraw interest to pay our franchise and income taxes. We estimate our annual franchise tax obligations for the taxable years beginning after the completion of our Initial Public Offering, based on the number of shares of our common stock authorized and outstanding after the completion of our Initial Public Offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum. We will also be liable for income tax based on the results of operations and applicable tax rates. We will pay both franchise and income taxes from funds from the Initial Public Offering held outside of the Trust Account or from interest earned on funds held in the Trust Account and released by the Trustee to use for this purpose. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

The Company’s amended and restated certificate of incorporation provides that the Company will have 24 months from the closing of the Initial Public Offering (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $105,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

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

Administrative Services Agreement

Pursuant to an administrative services agreement, dated June 15, 2021, we have agreed to pay Zimmer Partners, LP a total of $10,000 per month from funds held outside the Trust Account for office space, utilities and secretarial and administrative support. Upon the earlier of the consummation by the Company of an initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, $30,000 and $4,000 of administrative fees were accrued, respectively. For the six months ended June 30, 2022 and for the period from February 25, 2021 (inception) through June 30, 2021, $60,000 and $5,333 of administrative fees were accrued, respectively. The amounts owing to related parties as of June 30, 2022 and December 31, 2021 were $125,705 and $65,705, respectively.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates other than the following.

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

The Public Warrants are publicly traded and as such are classified as Level 1. The Private Placement Warrants are classified as Level 2, taking into account that the inputs used in their valuation are benchmarked to those used for the Public Warrants.

Recent Accounting Standards

See Note 2 to the unaudited condensed financial statements required by Item 1 of this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the period ended March 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

Date: August 12, 2022	By:	/s/ Stuart J. Zimmer
	Name:	Stuart J. Zimmer
	Title:	Chief Executive Officer and Chairman of the Board

Date: August 12, 2022	By:	/s/ Jonathan Cohen
	Name:	Jonathan Cohen
	Title:	Chief Financial Officer