Form 10-Q
period 2022-09-30
Zimmer Energy Transition Acquisition Corp.
filed 2022-11-14
CIK 1849408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 14, 2022, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$993,074	$1,634,576
Prepaid expenses	386,406	510,002
Total current assets	1,379,480	2,144,578
Marketable securities held in Trust Account	345,989,603	345,015,191
Prepaid expenses – non-current portion	—	219,458
Total Assets	$347,369,083	$347,379,227

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$83,048	$302,760
Income tax payable	286,922	—
Due to related party	30,000	65,705
Total current liabilities	399,970	368,465
Warrant liabilities	6,176,000	29,560,374
Forward purchase unit derivative liabilities	2,672,000	3,297,294
Deferred underwriting discounts and commissions	10,850,000	10,850,000
Total liabilities	20,097,970	44,076,133

Commitments and Contingencies (See Note 7)
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 34,500,000 shares subject to possible redemption at redemption value of $10.00 per share at September 30, 2022 and December 31, 2021	345,989,603	345,015,191

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(18,719,353)	(41,712,960)
Total stockholders’ deficit	(18,718,490)	(41,712,097)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$347,369,083	$347,379,227

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the period from
	For the Three Months		For the Nine	February 25, 2021
	Ended September 30,		Months Ended	(inception) through
	2022	2021	September 30, 2022	September 30, 2021
Formation and operating costs	$368,252	$398,188	$1,000,968	$568,711
Loss from operations	(368,252)	(398,188)	(1,000,968)	(568,711)

Other income (expense)
Unrealized gain on fair value of warrants	1,258,275	9,046,467	23,384,374	7,729,473
Unrealized gain (loss) on fair value of forward purchase units	(3,218,000)	2,561,221	625,294	(390,431)
Gain on marketable securities (net), dividends and interest on marketable securities held in Trust Account	1,081,404	6,617	1,246,243	6,617
Offering costs allocated to warrants	—	—	—	(794,474)
Financing expense	—	—	—	(3,196,156)
Total other income (expense), net	(878,321)	11,614,305	25,255,911	3,355,029

Income (loss) before income taxes	(1,246,573)	11,216,117	24,254,943	2,786,318
Income tax expense	(278,970)	—	(286,922)	—
Net income (loss)	$(1,525,543)	$11,216,117	$23,968,021	$2,786,318

Weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	34,500,000	34,500,000	16,616,972
Basic and diluted net income (loss) per share, Class A common stock subject to redemption	$(0.03)	$0.26	$0.56	$0.52

Weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	8,625,000	8,031,537
Basic and diluted net income (loss) per share, Class B common stock	$(0.05)	$0.26	$0.53	$(0.73)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK
SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD FROM FEBRUARY 25, 2021
(INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock Subject to
	Possible Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	34,500,000	$345,015,191	8,625,000	$863	$—	$(41,712,960)	$(41,712,097)
Accretion of Class A common stock to redemption value	—	8,508	—	—	—	(8,508)	(8,508)
Net income	—	—	—	—	—	23,506,354	23,506,354
Balance as of March 31, 2022	34,500,000	345,023,699	8,625,000	863	—	(18,215,114)	(18,214,251)
Accretion of Class A common stock to redemption value	—	156,331	—	—	—	(156,331)	(156,331)
Net income	—	—	—	—	—	1,987,208	1,987,208
Balance as of June 30, 2022	34,500,000	345,180,030	8,625,000	863	—	(16,384,237)	(16,383,374)
Accretion of Class A common stock to redemption value	—	809,573	—	—	—	(809,573)	(809,573)
Net loss	—	—	—	—	—	(1,525,543)	(1,525,543)
Balance as of September 30, 2022	34,500,000	$345,989,603	8,625,000	$863	$—	$(18,719,353)	$(18,718,490)

	Common Stock Subject to
	Possible Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of February 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of founder shares	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	(11,255)	(11,255)
Balance as of March 31, 2021	—	—	8,625,000	863	24,137	(11,255)	13,745
Sale of public shares, net of issuance cost	34,500,000	313,105,941	—	—	—	—	—
Accretion of Class A common stock to redemption value	—	31,894,059	—	—	(24,137)	(31,869,922)	(31,894,059)
Net loss	—	—	—	—	—	(8,418,544)	(8,418,544)
Balance as of June 30, 2021	34,500,000	$345,000,000	8,625,000	$863	$—	$(40,299,721)	$(40,298,858)
Accretion of Class A common stock to redemption value	—	6,617	—	—	—	(6,617)	(6,617)
Net income	—	—	—	—	—	11,216,117	11,216,117
Balance as of September 30, 2021	34,500,000	$345,006,617	8,625,000	$863	$—	$(29,090,221)	$(29,089,358)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the period
	For the Nine	from February 25,
	Months Ended	2021 (inception)
	September 30,	through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$23,968,021	$2,786,318
Adjustments to reconcile net income to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest on marketable securities held in Trust Account	(1,246,243)	(6,617)
Change in fair value of warrants	(23,384,374)	(7,729,473)
Change in fair value of forward purchase units	(625,294)	390,431
Excess fair value of private placement warrants and forward purchase units over purchase price	—	3,196,156
Offering costs allocated to warrants	—	794,474
Changes in current assets and current liabilities:
Prepaid expenses	343,054	(864,208)
Due from related party	—	(21,674)
Due to related party	—	35,705
Accounts payable and accrued expenses	(219,714)	629,707
Income tax payable	286,922	—
Net cash used in operating activities	(877,628)	(789,181)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay taxes	271,831	—
Investment of cash into Trust Account	—	(345,000,000)
Net cash provided by (used in) investing activities	271,831	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to initial stockholders	—	25,000
Proceeds from initial public offering, net of costs	—	337,423,149
Proceeds from private placement	—	10,550,000
Proceeds from related party	—	170,000
Payments of advances from related party	(35,705)	(170,000)
Payments of offering costs	—	(420,871)
Net cash (used in) provided by financing activities	(35,705)	347,577,278

Net Change in Cash	(641,502)	1,788,097
Cash - Beginning	1,634,576	—
Cash - Ending	$993,074	$1,788,097

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of Class A common stock to redemption value	$974,412	$—
Deferred underwriting discounts and commissions	$—	$10,850,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had $993,074 in cash and working capital of $1,316,432 (net of franchise and income taxes payable).

Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

On September 1, 2022, the Company withdrew $271,831 from the Trust Account to pay its liability for Delaware franchise tax obligations. Franchise tax expense is included in the formation and operating costs in the Company’s Statements of Operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. The Company has not experienced losses on these accounts.

Warrants

The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as a derivative liability. Changes in fair value are recognized in the unaudited condensed Statements of Operations in unrealized gain (loss) on fair value of warrants and Forward Purchase Units (as defined below).

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the period from February 25, 2021 (inception) through December 31, 2021, the Company recorded an accretion of $31,909,250, $24,137 of which was recorded in additional paid-in capital and $31,885,113 was recorded in accumulated deficit. For the three and nine months ended September 30, 2022, the Company recorded $809,573 and $974,412, respectively, in accretion related to earnings accrued on marketable securities held in the Trust Account. Accretion attributable to the holders of the Company’s Class A common stock subject to possible redemption is reduced by the amounts that the Company withdrew to pay its liability for Delaware franchise tax obligations.

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

Income Taxes

ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company had deferred tax assets of $286,922 and $293,254, respectively, which had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was (22.38)% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 1.18% and 0.00% for the nine months ended September 30, 2022 and for the period from February 25, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liabilities, as well as changes in Forward Purchase Unit assets and liabilities.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Stock

The unaudited condensed Statements of Operations include a presentation of income (loss) per Class A common stock subject to possible redemption and income (loss) per founder non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public Class A redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a ratio of 80% for the Class A public shares and 20% for the founder non-redeemable shares for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 25, 2021 (inception) through September 30, 2021, reflective of the respective participation rights.

The earnings per share presented in the unaudited Statements of Operations is based on the following:

	For the three months ended
	September 30,
	2022	2021
Net income (loss)	$(1,525,543)	$11,216,117
Accretion of temporary equity to redemption value	(809,573)	(6,617)
Net income (loss) including accretion of temporary equity to redemption value	$(2,335,116)	$11,209,500

		For the period from
	For the nine	February 25, 2021
	months ended	(inception) through
	September 30, 2022	September 30, 2021
Net income	$23,968,021	$2,786,318
Accretion of temporary equity to redemption value	(974,412)	(31,900,676)
Net income (loss) including accretion of temporary equity to redemption value	$22,993,609	$(29,114,358)

	For the three months ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(1,868,093)	$(467,023)	$8,967,600	$2,241,900
Allocation of accretion of temporary equity to redemption value	809,573	—	6,617	—
Allocation of net income (loss)	$(1,058,520)	$(467,023)	$8,974,217	2,241,900

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income (loss) per share	$(0.03)	$(0.05)	$0.26	$0.26

			For the period from
	For the nine		February 25, 2021
	months ended		(inception) through
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$18,394,887	$4,598,722	$(23,291,486)	$(5,822,872)
Allocation of accretion of temporary equity to redemption value	974,412	—	31,900,676	—
Allocation of net income (loss)	$19,369,299	$4,598,772	$8,609,190	(5,822,872)

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	16,616,972	8,031,537
Basic and diluted net income (loss) per share	$0.56	$0.53	$0.52	$(0.73)

As of September 30, 2022 and December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the Company’s earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on non-recurring basis as of September 30, 2022.

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account – U.S. Money Market	$345,989,603	$—	$—	$345,989,603
Liabilities:
Warrant liabilities	(3,222,000)	(2,954,000)	—	(6,176,000)
Forward purchase unit liabilities	—	—	(2,672,000)	(2,672,000)
Total	$342,767,603	$(2,954,000)	$(2,672,000)	$337,141,603

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

During the period ended December 31, 2021, the Public Warrants began trading separately on August 6, 2021 at the option of the holder, and thus were transferred from Level 3 to Level 1 during the three months ended September 30, 2021. The Company transferred the Private Placement Warrants from Level 3 to Level 2 during the three months ended March 31, 2022, as the inputs significant to the valuation became observable as they are benchmarked to those used for the Public Warrants.

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

The following table presents information about the assumptions used to value the Company’s liabilities classified as Level 3 in the fair value hierarchy that are measured at fair value on a recurring basis as of September 30, 2022.

Forward Purchase
Inputs	Units
Exercise price	$10.00
Volatility	4.00% pre-merger/ 4.00% post-merger
Expected term to business combination	0.72 year
Risk-free rate	3.98%
Dividend yield	0.00%
Stock price	$9.76

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

The following table presents information about the transfer to/from Levels 1, 2, and 3 within the fair value hierarchy for the nine months ended September 30, 2022:

	Private	Forward Purchase
	Warrants	Units
Fair value as of December 31, 2021	$14,150,374	$3,297,294
Change in valuation inputs or other assumptions	(9,429,741)	(4,397,294)
Transfer to Level 2	(4,720,633)	(4,397,294)
Fair value as of March 31, 2022	—	(1,100,000)
Change in valuation inputs or other assumptions	—	554,000
Fair value as of June 30, 2022	—	(546,000)
Change in valuation inputs or other assumptions	—	3,218,000
Fair value as of September 30, 2022	$—	$2,672,000

The following table presents information about the transfer to/from Levels 1, 2, and 3 within the fair value hierarchy for the period from February 25, 2021 (inception) through September 30, 2021:

	Public	Private	Forward Purchase
	Warrants	Warrants	Units
Fair value as of February 25, 2021	$—	$—	$—
Initial measurement on June 18, 2021 (IPO)	14,261,682	13,379,377	366,779
Change in valuation inputs or other assumptions	693,261	623,733	2,951,562
Fair value as of June 30, 2021	14,954,943	14,003,110	3,318,341
Change in valuation inputs or other assumptions	(4,604,943)	(4,441,524)	(2,561,221)
Transfer to Level 1	(10,350,000)	—	—
Fair value as of September 30, 2021	$—	$9,561,586	$757,210

Note 6 - Related Party Transactions

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under any Working Capital Loans.

Services Agreement

Commencing on the date of the IPO, the Company entered into an administrative services agreement pursuant to which the Company pays Zimmer Partners, LP a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For each of the three months ended September 30, 2022 and 2021, $30,000 of administrative fees were incurred. For the nine months ended September 30, 2022 and for the period from February 25, 2021 (inception) through September 30, 2021, $90,000 and $35,333 of administrative fees were incurred, respectively. The amounts owing to related parties as of September 30, 2022 and December 31, 2021 were $30,000 and $65,705, respectively.

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

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding.

Class B Common Stock - The Company is authorized to issue a total of 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” of our final prospectus for our Initial Public Offering (as defined below) filed with the Securities and Exchange Commission (the “SEC”), our Annual Report on Form 10-K for the year ended December 31, 2021, this Quarterly Report and in our other SEC filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Results of Operations

As of September 30, 2022, we had not commenced any operations. All activity for the period from February 25, 2021 (inception) through September 30, 2022 relates to our formation and Initial Public Offering, and, since the completion of the Initial Public Offering, our search for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account (as defined below).

For the three months ended September 30, 2022, we had net loss of $1,525,543, consisting of formation and operating costs of $368,252, unrealized loss on fair value of Forward Purchase Units (as defined below) of $3,218,000, and income tax expense of $278,970, offset by an unrealized gain on fair value of warrants of $1,258,275, gain on marketable securities (net), dividends and interest on investment held in the Trust Account of $1,081,404.

For the nine months ended September 30, 2022, we had net income of $23,968,021, consisting of unrealized gain on fair value of warrants and Forward Purchase Units of $24,009,668, gain on marketable securities (net), dividends and interest on investment held in the Trust Account of $1,246,243, offset by formation and operating costs of $1,000,968 and income tax expense of $286,922.

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

As of September 30, 2022, we had cash outside our Trust Account of $993,074 and had working capital of $1,316,432 (excluding franchise and income taxes payable). As of December 31, 2021, we had $1,634,576 in cash and working capital of $1,776,113. The reduction in cash balances outside of the Trust Account is attributable to payment of expenses related to the administrative and operating activities. All remaining cash from the Initial Public Offering is held in the Trust Account and is generally unavailable for use prior to an initial Business Combination. We believe the cash outside of our Trust Account is sufficient to meet the expenditures required for operating our business for twelve months from the date these unaudited condensed financial statements are issued.

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

Administrative Services Agreement

Pursuant to an administrative services agreement, dated June 15, 2021, we have agreed to pay Zimmer Partners, LP a total of $10,000 per month from funds held outside the Trust Account for office space, utilities and secretarial and administrative support. Upon the earlier of the consummation by the Company of an initial Business Combination or our liquidation, we will cease paying these monthly fees. For each of the three months ended September 30, 2022 and 2021, $30,000 of administrative fees were incurred. For the nine months ended September 30, 2022 and for the period from February 25, 2021 (inception) through September 30, 2021, $90,000 and $35,333 of administrative fees were incurred, respectively. The amounts owing to related parties as of September 30, 2022 and December 31, 2021 were $30,000 and $65,705, respectively.

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

Warrant Liabilities and Forward Purchase Agreements

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

We account for the Forward Purchase Agreements in accordance with ASC 815-40 as derivative assets or liabilities. These assets or liabilities are subject to re-measurement at each balance sheet date, with changes in fair value recognized in the Statements of Operations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the period ended March 31, 2022.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain “repurchases” of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and to prevent the avoidance of, the excise tax.

Any repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. For purposes of the excise tax, the term “repurchase” means a redemption of shares or any similar transaction which Treasury may determine to be economically similar. To what extent the Company may be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of repurchases made in connection with the initial Business Combination, extension or otherwise, (ii) the structure of the initial Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial Business Combination (or otherwise issued not in connection with the initial Business Combination but issued within the same taxable year of the initial Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics and source of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete our initial Business Combination and in our ability to complete our initial Business Combination. Further, the application of the excise tax in the event of a liquidation is uncertain, and the proceeds held in the Trust Account could be subject to the excise tax, in which case the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Stuart J. Zimmer
	Name:	Stuart J. Zimmer
	Title:	Chief Executive Officer and Chairman of the Board

Date: November 14, 2022	By:	/s/ Jonathan Cohen
	Name:	Jonathan Cohen
	Title:	Chief Financial Officer