Form 10-K
period 2022-12-31
Zimmer Energy Transition Acquisition Corp.
filed 2023-04-13
CIK 1849408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the voting securities held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was $300,524,500 based upon the closing sale price of $9.71 of our shares of common stock on that date.

As of April 13, 2023, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties; or
●	our financial performance.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700,000,000 as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account as of December 31, 2022 is approximately $10.10 per public share. The per-share amount that we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts and commissions we will pay to the underwriters of the Public Offering. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares held by them and any public shares held by them in connection with the completion of our business combination. The Zimmer Entity purchased $35,000,000 of Units in the Public Offering and has the same redemption rights as the public stockholders with respect to any Class A common stock it purchased as part of the public Units in the Public Offering.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their Founder Shares and any public shares purchased during or after the Public Offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ Founder Shares and the 3,500,000 public shares part of the public Units purchased by the Zimmer Entity in the Public Offering, we would need 29.7% of the public shares to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Risk Factor Summary

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

●	We are a recently formed company with no operating history and no revenues (other than interest earned on the funds held in the Trust Account), and you have no basis on which to evaluate our ability to achieve our business objective.
●	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination within 24 months after the closing of our Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of the debt and equity markets.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern” through the twelve-month period from the date the financial statements included in this Annual Report on Form 10-K are filed.
●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2022 related to the classification of reinvestment of gain on marketable securities held in our Trust Account in cash flows from operating activities rather than cash flows from investing activities in the statements of cash flows.

Risks Relating to our Securities

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
●	We have not registered the shares of Class A common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise its Warrants except on a cashless basis and potentially causing such Warrants to expire worthless.
●	The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.
●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Risks Relating to Zimmer, our Sponsor and Our Management Team

●	Past performance by Zimmer, including our management team, may not be indicative of future performance of an investment in us.
●	We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
●	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
●	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.
●	Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
●	Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us.
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

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their Founder Shares, as well as any public shares purchased during or after the Public Offering, in favor of our initial business combination. As a result, in addition to our initial stockholders’ Founder Shares and the 3,500,000 public shares part of the public Units purchased by the Zimmer Entity in the Public Offering, we would need 29.7% of the public shares to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders own 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

United States and global markets have experienced volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could continue to adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination, particularly in Europe since that region includes Russia, and any target business with which we ultimately consummate a business combination, although we are not seeking a target business in Russia. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months from the closing of our Public Offering. We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of our Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. As the deadline to complete an initial business combination approaches, the likelihood of completing the initial business combination within the prescribed time frame declines and we may not seek or be successful in obtaining an extension in time to complete an initial business combination. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $105,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors described in this “Risk Factors” section.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern” through the twelve-month period from the date the financial statements included in this Annual Report on Form 10-K are filed.

At December 31, 2022, we had cash of $897,498 and working capital of $996,538 (excluding franchise and income taxes payable). Further, we expect to incur significant costs in pursuit of our acquisition plans, and any such pursuit may not be successful. While we expect to have sufficient liquidity for the period through June 18, 2023, we cannot assure stockholders that we will have sufficient liquidity to fund the working capital needs of the Company through the period that ends twelve months from the date the financial statements included in this Annual Report on Form 10-K are filed or that we will be able to consummate an initial business combination. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2022 related to the classification of reinvestment of gain on marketable securities held in our Trust Account in cash flows from operating activities rather than cash flows from investing activities in the statements of cash flows.

As described elsewhere in this Annual Report on Form 10-K, we have identified a material weakness in our internal control over financial reporting as of December 31, 2022 related to the classification of reinvestment of gain on marketable securities held in our Trust Account in cash flows from operating activities rather than cash flows from investing activities in the statements of cash flows, which has been corrected in the financial statements included herein. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our cash position could be adversely affected if the financial institutions in which we hold our cash are unable to meet their obligations.

Our working capital account is currently at First Republic Bank. First Republic Bank has been negatively affected by the recent turmoil in the banking sector, which included the Federal Deposit Insurance Corporation (“FDIC”) being appointed as receiver of Silicon Valley Bank on March 10, 2023 and Signature Bank and Silvergate Capital Corp. on March 12, 2023. First Republic Bank has been downgraded by credit rating firms and its share price has experienced significant decreases and volatility.  The cash balance in our working capital account at First Republic Bank exceeds the FDIC insurance limit of $250,000. Although the U.S. Department of Treasury (the “Treasury”), FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of government securities with interest rates below current market interest rates, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program.  Additionally, there is no guarantee that the Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure or receivership of other banks or financial institutions, or that they would do so in a timely fashion. While First Republic Bank announced that they have access to additional funding from the Federal Reserve and other financing sources, there can be no assurance as to the outcome of the current turmoil in the banking sector. We may open a working capital account at a different financial institution and move the cash balance held at First Republic Bank to such new account, but we cannot guarantee that such a transfer will occur or that such financial institution would be insulated from the effect of the recent turmoil in the banking sector. If First Republic Bank is unable to meet its obligations, we could lose the non-FDIC insured portion of the amounts held in our working capital account.

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

After our initial business combination, substantially all of our assets may be located in a foreign country and, in such case, substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth in such country could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future, such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries.

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

Recent increases in inflation and interest rates in the United States and elsewhere could make is more difficult for us to consummate a business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

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

On March 30, 2022, the SEC issued the 2022 Proposed Rules relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a company’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require the company to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the company’s registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the Trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct the Trustee to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even if we consummate an initial business combination prior to the 24-month anniversary of the effective date of the registration statement related to our Public Offering, as our amended and restated certificate of incorporation currently contemplates, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to our initial business combination, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

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

We account for the Warrants underlying the Units and the Private Placement Warrants as a warrant liability. At each reporting period (1) the accounting treatment of such warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of such warrants will be remeasured and any change in the fair value of such liability will be recorded as other income (expenses) in our statements of operations. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a business combination or extension vote.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax (the “Excise Tax”) on certain “repurchases” of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year.

On December 27, 2022, the Treasury and the IRS released Notice 2023-02 (the “Notice”) announcing their intention to issue proposed regulations addressing the application of the Excise Tax on repurchases of corporate stock. Until publication of the forthcoming proposed regulations, taxpayers may rely on the rules described in section 3 of the Notice. Prior to the publication of the Notice, there was significant industry concern that a redemption undertaken in the context of a SPAC liquidation would be subject to the Excise Tax. The Notice clarifies that the Excise Tax should not apply to distributions (including redemptions) in complete liquidation of SPACs or other covered corporations. However, apart from this exception for complete liquidations, the Notice broadly applies the Excise Tax to most stock repurchases, including those not traditionally viewed as stock buybacks (e.g. a repurchase of mandatorily redeemable preferred stock).

Accordingly, with exceptions, any repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the Excise Tax. For purposes of the Excise Tax, the term “repurchase” means a redemption of shares or any similar transaction which Treasury may determine to be economically similar. To what extent the Company may be subject to the Excise Tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of repurchases made in connection with the business combination, extension or otherwise, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the Excise Tax would be payable by us and not by the redeeming holder, the mechanics and source of any required payment of the Excise Tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination and in our ability to complete our initial business combination and could reduce the amount of cash in the Trust Account upon a liquidation if a business combination is not consummated.

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

The Biden administration FY2024 Greenbook includes proposals to, among other things, (i) raise the Excise Tax on stock buybacks from 1% to 4% of the fair market value of the shares repurchased, (ii) increase the Medicare tax rate from 3.8% to 5% and expand the scope of income subject to such tax, (iii) increase the U.S. corporate income tax to 28%, and (iv) tax long-term capital gains and qualified dividends of high-income taxpayers at ordinary income rates. If any of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to our effective tax rate and subject our stockholders to negative tax consequences. We cannot predict the likelihood, timing or substance of U.S. tax reform and will continue to monitor the progress of U.S. tax reform, as well as other global tax reform initiatives.

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

Holders

At April 13, 2023, there was one holder of record of our Units, one holder of record of our Class A common stock, four holders of record of our Class B common stock, one holder of record of our Warrants and one holder of record of our Private Placement Warrants.

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

Results of Operations

As of December 31, 2022, we had not commenced any operations. All activity for the period from February 25, 2021 (inception) through December 31, 2022 relates to our formation and Public Offering, and, since the completion of the Public Offering, our search for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account.

For the year ended December 31, 2022, we had net income of $27,429,567, consisting of unrealized gain on change in fair value of warrants of $26,030,169 and interest on investment held in the Trust Account of $4,802,751, offset by formation and operating costs of $1,336,891, unrealized loss on change in fair value of Forward Purchase Units of $1,132,706 and income tax expense of $933,756.

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

Liquidity, Capital Resources and Going Concern

On June 18, 2021, we consummated our Public Offering of 34,500,000 Units, which includes the exercise in full of the underwriters’ option to purchase an additional 4,500,000 Units at the initial public offering price to cover over-allotments. Each Unit consists of one share of Class A common stock, $0.0001 par value per share, and one-third of one redeemable warrant. Each whole Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment, and only whole Warrants are exercisable. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $345,000,000. Since August 6, 2021, holders of the Units may elect to separately trade the shares of Class A common stock and Warrants included in the Units. No fractional Warrants are issued upon separation of the Units and only whole Warrants trade. Simultaneously with the consummation of the Public Offering and the issuance and sale of the Units on June 18, 2021, we consummated the Private Placement of 10,550,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $10,550,000.

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

As of December 31, 2022, we had cash outside our Trust Account of $897,498 and had working capital of $996,538 (excluding franchise and income taxes payable). The reduction in cash balances outside of our Trust Account is attributable to payment of expenses related to administrative and operating activities. All remaining cash from the Public Offering is held in the Trust Account and is generally unavailable for use prior to an initial business combination. We believe the cash outside of our Trust Account will be sufficient to meet the expenditures required for operating our business through June 18, 2023, but might not be sufficient to meet expenditures required for operating our business for the twelve-month period following the date the financial statements included in this Annual Report on Form 10-K are filed.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less franchise and income taxes payable and deferred underwriting discounts and commissions) and the proceeds from the sale of the Forward Purchase Units to complete our initial business combination. We may withdraw interest to pay our franchise and income taxes. We estimate our annual franchise tax obligations for the taxable years beginning after the completion of our Public Offering, based on the number of shares of our common stock authorized and outstanding after the completion of our Public Offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum. We will also be liable for income tax based on the results of operations and applicable tax rates. We will pay both franchise and income taxes from funds from the Public Offering held outside of the Trust Account or from interest earned on funds held in the Trust Account and released by the Trustee to use for this purpose. Our 2022 franchise tax amounted to $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company expects to have sufficient working capital and borrowing capacity to meet its needs through June 18, 2023, but the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Our amended and restated certificate of incorporation provides that we will have 24 months from the closing of the Public Offering to complete the initial Business Combination. If the Company is unable to complete the initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $105,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if the Company fails to complete the initial Business Combination within such time period.

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

Administrative Services Agreement

Pursuant to an administrative services agreement, dated June 15, 2021, we have agreed to pay Zimmer a total of $10,000 per month from funds held outside the Trust Account for office space, utilities and secretarial and administrative support. Upon the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from February 25, 2021 (inception) through December 31, 2021, $65,333 of administrative fees was incurred and included in due to related party on the balance sheet as of December 31, 2021. For the year ended December 31, 2022, $120,000 of administrative fees was incurred, out of which $60,000 were outstanding and included in due to related party on the balance sheet as of December 31, 2022.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

We have not identified any critical accounting estimates other than estimates and assumptions related to the input values in the valuation models used in the valuation of the Company’s Private Placement Warrants and Forward Purchase Units, classified as Level 3 in the hierarchy of fair value measurements of financial instruments, specifically, assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The pre-merger volatility is based on our understanding of the volatility associated with instruments of other similar entities. The post-merger volatility is derived using a Monte Carlo simulation to solve for the volatility implied by the trading price of the public warrants as of the valuation date. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is estimated based on our assumptions regarding the timing and likelihood of completing an initial business combination. The dividend rate is based on the historical rate, which we anticipate to remain at zero.

We evaluate such estimates and assumptions each reporting period and reflect changes in the valuation methodologies that we use.

For further discussion of these items and their impact on the values of financial instruments included in our financial statements, see Note 5 “Derivative Financial Instruments” to our financial statements required by Item 8 of this Annual Report on Form 10-K.

Recent Accounting Pronouncements

Please see Note 2 “Summary of Significant Accounting Policies” to our financial statements required by Item 8 of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K, due solely to the material weakness in our internal control over financial reporting related to the classification of reinvestment of gain on marketable securities held in our Trust Account in cash flows from operating activities rather than cash flows from investing activities in the statements of cash flows for the quarter ended December 31, 2022.

Remediation Plan

To address this material weakness, management plans to provide processes and controls over the internal communications within the Company and its financial advisors. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding accounting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due solely to the material weakness in our internal control over financial reporting related to the classification of reinvestment of gain on marketable securities held in our Trust Account in cash flows from operating activities rather than cash flows from investing activities in the statements of cash flows.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Our current executive officers and directors are set forth below:

Name	Age	Position
Stuart J. Zimmer	54	Chief Executive Officer and Chairman of the Board
Jonathan Cohen	47	Chief Financial Officer and Director
Kimberly M. Blank	53	Director
Paul J. Evanson	81	Director
Benjamin M. Fink	52	Director
C. John Wilder	64	Independent Non-Voting Board Observer

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 13, 2023 by:

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

	Class A Common Stock		Class B Common Stock
	Number of		Number of
	Shares	Approximate	Shares
	Beneficially	Percentage	Beneficially		Approximate
Name and Address of Beneficial Owner (1)	Owned	of Class	Owned		Percentage(2)
Our Sponsor, Directors and Executive Officers
Stuart J. Zimmer(3)	3,500,000	10.1%	8,505,000		19.7%
Jonathan Cohen	—	—	—		—
Kimberly M. Blank	—	—	35,000		*
Paul J. Evanson	50,000	*	35,000		*
Benjamin M. Fink	—	—	50,000		*
All directors and executive officers as a group (five individuals)	3,550,000	10.3%	8,625,000	(4)	20.00%

Other 5% Stockholders
Electron Capital Partners, LLC(4)	3,000,000	8.7%	—		—
Adage Capital Partners GP, L.L.C(5)	2,700,000	7.8%	—		—
Covalis Capital LLP(6)	2,000,000	5.8%	—		—
Infinity Investment Partners Limited(7)	2,000,000	5.8%	—		—
*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Zimmer Energy Transition Acquisition Corp., 9 West 57th Street, 33rd Floor, New York, NY 10019.
(2)	Based on 43,125,000 shares of common stock outstanding at March 29, 2022, of which 34,500,000 were shares of Class A common stock and 8,625,000 were shares of Class B common stock. Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	8,505,000 shares of Class B common stock are held of record by ZETA Sponsor LLC and 3,500,000 shares of Class A common stock included in Units purchased in the Public Offering are held directly by the Zimmer Entity. The Zimmer Entity may be deemed to exercise voting and investment power over and have beneficial ownership of the securities held by ZETA Sponsor LLC as the sole member of ZETA Sponsor LLC. Zimmer is the investment manager of the Zimmer Entity. The Zimmer Entity has delegated to Zimmer, as investment manager, sole voting and investment power over securities held by the Zimmer Entity pursuant to its investment management agreement with Zimmer. As a result, Zimmer may be deemed to beneficially own the shares of Class A common stock held by the Zimmer Entity and may be deemed to have voting and investment power over the shares of Class B common stock held by ZETA Sponsor LLC. Zimmer Partners GP, LLC (“Zimmer GP”) is the general partner of Zimmer and Zimmer Financial Services Group LLC (“ZFSG”) is the sole member of Zimmer GP. Stuart J. Zimmer, and a trust for his benefit, are the sole members of ZFSG. Each of Zimmer GP, ZFSG and Stuart J. Zimmer may be deemed to exercise voting and investment power over and have beneficial ownership of the shares of Class A common stock held by the Zimmer Entity and the shares of Class B common stock held by ZETA Sponsor LLC due to their relationship with the Zimmer Entity.
(4)	Based solely upon the Schedule 13G filed by Electron Capital Partners, LLC, James O. Shaver, Electron Global Master Fund L.P., Electron GP LLC, Electron Infrastructure Master Fund L.P. and Electron Infrastructure GP, LLC (collectively, the “Electron Reporting Persons”) on June 29, 2021. Electron Capital Partners, LLC, a Delaware limited liability company (the “Adviser”), serves as the investment manager to each of Electron Global Master Fund L.P., a Cayman Islands limited partnership (the “Global Fund”), Electron Infrastructure Master Fund L.P., a Cayman Islands limited partnership (the “Infrastructure Fund”), and two separately managed accounts (the “Managed Accounts”). The Global Fund directly holds 1,752,300 Units, the Infrastructure Fund directly holds 1,167,300 Units and the Managed Accounts directly hold 55,500 and 24,900 Units, respectively. The Adviser may be deemed to beneficially own such Units. Mr. Shaver is the managing member of the Adviser and may be deemed to beneficially own such shares. The business address of each of the Electron Reporting Persons is 10 East 53rd Street, 19th Floor, New York, NY 10022.
(5)	Based solely upon the Schedule 13G filed by Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross (collectively, the “Adage Reporting Persons”) on June 28, 2021. Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), has the power to dispose of and the power to vote the shares of Class A common stock beneficially owned by it, which power may be exercised by its general partner, Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACPGP”). Adage Capital Advisors, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACA”), as managing member of ACPGP, directs ACPGP’s operations. Neither ACPGP nor ACA directly own any shares of Class A common stock. By reason of the provisions of Rule 13d-3 of the Exchange Act, ACPGP and ACA may be deemed to beneficially own the shares owned by ACP. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the shares of Class A common stock beneficially owned by ACP. Neither Mr. Atchinson nor Mr. Gross directly own any shares of Class A common stock. By reason of the provisions of Rule 13d-3 of the Exchange Act, each may be deemed to beneficially own the shares beneficially owned by ACP. The business address of each of the Adage Reporting Persons is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(6)	Based solely upon the Schedule 13G filed by Covalis Capital LLP on February 14, 2022. The business address of Covalis Capital LLP is 52 Conduit Street, London W1S 2YX, United Kingdom.
(7)	Based solely upon the Schedule 13G filed by Infinity Investment Partners Limited and Michele Gesualdi (collectively, the “Infinity Reporting Persons”) on February 14, 2022. Infinity Investment Partners Limited, a limited liability company incorporated under the laws of the United Kingdom (the “Investment Manager”), serves as the investment manager to certain funds and accounts (the “Infinity Funds”). Mr. Gesuldi is a founding partner and the Chief Investment Officer of the Investment Manager with respect to Infinity Funds and may be deemed to beneficially own such shares. The business address of each of the Infinity Reporting Persons is Lansdowne House 57 Berkeley Square, London W1J 6ER, United Kingdom.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

None.

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

Administrative Services Agreement

The Company has agreed to pay Zimmer a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2022, the Company had recorded $120,000 of monthly fees to Zimmer, $60,000 of which were outstanding at December 31, 2022.

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

Item 14.     Principal Accountant Fees and Services.

Fees for professional services provided by BDO USA, LLP, our independent registered public accounting firm, since inception include:

		For the Period from
		February 25, 2021
	For the year ended	(Inception) Through
	December 31, 2022	December 31, 2021
Audit Fees (1)	$89,300	$164,848
Audit-Related Fees (2)	—	—
Tax Fees (3)	$9,756	—
All Other Fees (4)	—	—
Total	$99,056	$164,848
(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

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
3.1

Amended and Restated Certificate of Incorporation of Zimmer Energy Transition Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40500) filed with the SEC on June 21, 2021)

3.2

Bylaws of Zimmer Energy Transition Acquisition Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-254940) filed with the SEC on April 1, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-254940) filed with the SEC on April 1, 2021)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-254940) filed with the SEC on April 1, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-254940) filed with the SEC on April 1, 2021)

4.4

Warrant Agreement, dated June 15, 2021, between Zimmer Energy Transition Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40500) filed with the SEC on June 21, 2021)

4.5

Description of Securities of Zimmer Energy Transition Acquisition Corp. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-40500) filed with the SEC on March 29, 2022)

10.1

Letter Agreement, dated June 15, 2021, among Zimmer Energy Transition Acquisition Corp., its officers and directors and ZETA Sponsor LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40500) filed with the SEC on June 21, 2021)

10.2

Investment Management Trust Agreement, dated June 15, 2021, between Zimmer Energy Transition Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40500) filed with the SEC on June 21, 2021)

10.3

Registration Rights Agreement, dated June 15, 2021, among Zimmer Energy Transition Acquisition Corp. and certain security holders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40500) filed with the SEC on June 21, 2021)

10.4

Administrative Services Agreement, dated June 15, 2021, between Zimmer Energy Transition Acquisition Corp. and Zimmer Partners, LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40500) filed with the SEC on June 21, 2021)

10.5

Forward Purchase Agreement, dated June 11, 2021, between Zimmer Energy Transition Acquisition Corp. and ZP Master Utility Fund, Ltd. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-40500) filed with the SEC on June 21, 2021)

10.6

Forward Purchase Agreement, dated June 11, 2021, between Zimmer Energy Transition Acquisition Corp. and Bluescape Resources Company LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-40500) filed with the SEC on June 21, 2021)

10.7

Promissory Note, dated as of March 12, 2021, issued by Zimmer Energy Transition Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-254940) filed with the SEC on April 1, 2021)

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40500) filed with the SEC on June 21, 2021)

10.9

Securities Subscription Agreement, dated March 12, 2021, between Zimmer Energy Transition Acquisition Corp. and ZETA Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-254940) filed with the SEC on April 1, 2021)

10.10

Private Placement Warrants Purchase Agreement, dated May 6, 2021, between Zimmer Energy Transition Acquisition Corp. and ZETA Sponsor LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-254940) filed with the SEC on May 17, 2021)

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

Item 16.     Form 10-K Summary.

None.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Zimmer Energy Transition Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zimmer Energy Transition Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in common stock subject to possible redemption and stockholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations and the Company’s ability to execute its business plan is dependent upon its consummation of an initial business combination described in Note 1 to the financial statements. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

New York, New York

April 13, 2023

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$897,498	$1,634,576
Prepaid expenses	240,104	510,002
Total current assets	1,137,602	2,144,578
Marketable securities held in Trust Account	349,546,111	345,015,191
Prepaid expenses – non-current portion	—	219,458
Total Assets	$350,683,713	$347,379,227

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$147,091	$302,760
Income tax payable	933,756	—
Due to related party	60,000	65,705
Total current liabilities	1,140,847	368,465
Warrant liabilities	3,530,205	29,560,374
Forward purchase unit derivative liabilities	4,430,000	3,297,294
Deferred underwriting discounts and commissions	10,850,000	10,850,000
Total liabilities	19,951,052	44,076,133

Commitments and Contingencies (See Note 7)
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 34,500,000 shares subject to possible redemption at redemption value	349,546,111	345,015,191

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2022 and 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(18,814,313)	(41,712,960)
Total stockholders’ deficit	(18,813,450)	(41,712,097)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$350,683,713	$347,379,227

The accompanying notes are an integral part of these financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period
		from February 25, 2021
	For the Year Ended	(Inception) Through
	December 31,	December 31,
	2022	2021
Formation and operating costs	$1,336,891	$1,002,578
Loss from operations	(1,336,891)	(1,002,578)

Other income (expense):
Unrealized gain (loss) on fair value of warrants	26,030,169	(1,919,315)
Unrealized loss on fair value of forward purchase units	(1,132,706)	(2,930,515)
Gain on marketable securities (net), dividends and interest on marketable securities held in Trust Account	4,802,751	15,191
Offering costs allocated to warrants	—	(794,474)
Financing expense	—	(3,196,156)
Total other income (expense), net	29,700,214	(8,825,269)

Income (loss) before provision for income taxes	28,363,323	(9,827,847)
Provision for income taxes	(933,756)	—
Net income (loss)	$27,429,567	$(9,827,847)

Weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	21,924,194
Basic and diluted net income (loss) per share, Class A common stock subject to redemption	$0.66	$(0.07)

Weighted average shares outstanding, Class B common stock	8,625,000	8,207,661
Basic and diluted net income (loss) per share, Class B common stock	$0.53	$(1.02)

The accompanying notes are an integral part of these financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock Subject to
	Possible Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 25, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares	—	—	8,625,000	863	24,137	—	25,000
Sale of public shares, net of issuance cost	34,500,000	313,105,941	—	—	—	—	—
Accretion of Class A Stock to redemption value	—	31,909,250	—	—	(24,137)	(31,885,113)	(31,909,250)
Net loss	—	—	—	—	—	(9,827,847)	(9,827,847)
Balance as of December 31, 2021	34,500,000	345,015,191	8,625,000	863	—	(41,712,960)	(41,712,097)
Accretion of Class A Stock to redemption value	—	4,530,920	—	—	—	(4,530,920)	(4,530,920)
Net income	—	—	—	—	—	27,429,567	27,429,567
Balance as of December 31, 2022	34,500,000	$349,546,111	8,625,000	$863	$—	$(18,814,313)	$(18,813,450)

The accompanying notes are an integral part of these financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period from
		February 25, 2021
	For the Year Ended	(Inception) Through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$27,429,567	$(9,827,847)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrants	(26,030,169)	1,919,315
Change in fair value of forward purchase units	1,132,706	2,930,515
Gain on marketable securities held in Trust Account	—	(15,191)
Excess fair value of private placement warrants and forward purchase units over purchase price	—	3,196,156
Offering costs allocated to warrants	—	794,474
Changes in operating assets and liabilities:
Accrued investment income on marketable securities held in Trust Account	(1,120,489)	—
Prepaid expenses	489,356	(729,460)
Accounts payable and accrued expenses	(155,669)	723,631
Due to related party	(5,705)	—
Income tax payable	933,756	—
Net cash provided by (used in) operating activities	2,673,353	(1,008,407)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay taxes	271,831	—
Reinvestment of gain on marketable securities held in Trust Account	(3,682,262)	—
Investment of marketable securities held in Trust Account	—	(345,000,000)
Net cash used in investing activities	(3,410,431)	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to initial stockholders	—	25,000
Proceeds from initial public offering, net of costs	—	337,423,149
Proceeds from private placement	—	10,550,000
Proceeds from related party	—	65,705
Payments of offering costs	—	(420,871)
Net cash (used in) provided by financing activities	—	347,642,983

Net Change in Cash	(737,078)	1,634,576
Cash - Beginning	1,634,576	—
Cash – Ending	$897,498	$1,634,576

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of Class A common stock to redemption value	$4,530,920	$31,909,250
Deferred underwriting discounts and commissions	$—	$10,850,000

The accompanying notes are an integral part of these financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had $897,498 in cash and working capital of $996,538 (net of franchise and income taxes payable).

Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or June 18, 2023 (the “Liquidation Deadline”), but may not have sufficient working capital and borrowing capacity to meet its needs through the period that ends twelve months from the date the financial statements are filed. Over the time period through the Liquidation Deadline, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of an initial Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company expects to have sufficient working capital and borrowing capacity to meet its needs through June 18, 2023, but the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through the twelve-month period from the date the financial statements are filed. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, the Russia-Ukraine war, recent turmoil in the banking sector and volatility in the financial markets, and has concluded that while it is reasonably possible that these uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Company’s results of operations and ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond the Company’s control. The Company’s business could be impacted by, among other things, downturns in the financial markets (including the banking sector) or in economic conditions, inflation, increases in interest rates, supply chain disruptions, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. Management cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company and its ability to complete an initial Business Combination.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

The assets held in the Trust Account were invested in U.S. Treasury Securities and reported at fair value. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, investments in money market funds that invest in U.S. government securities, cash, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest on marketable securities held in Trust Account in the accompanying Statements of Operations. The estimated fair values of the investments held in the Trust Account are determined using available market information.

On September 1, 2022, the Company withdrew $271,831 from the Trust Account to pay its liability for Delaware franchise tax obligations. On March 6, 2023, the Company withdrew $98,132 from the Trust Account to pay its liability for Delaware franchise tax obligations. Franchise tax expense is included in the formation and operating costs in the Company’s Statements of Operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage. Exposure to cash and cash equivalents credit risk is reduced by monitoring the credit rating and public filings of such financial institution. These concentrations of credit risk may be elevated due the recent turmoil in the banking sector. The Company has not experienced losses on this account.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Warrants

The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as a derivative liability. Changes in fair value are recognized in the Statements of Operations in unrealized gain (loss) on fair value of warrants.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 34,500,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the period from February 25, 2021 (inception) through December 31, 2021, the Company recorded an accretion of $31,909,250, $24,137 of which was recorded in additional paid-in capital and $31,885,113 was recorded in accumulated deficit. For the year ended December 31, 2022, the Company recorded $4,530,920 in accretion related to earnings accrued on marketable securities held in the Trust Account. Accretion attributable to the holders of the Company’s Class A common stock subject to possible redemption is reduced by the amounts that the Company withdrew to pay its liability for Delaware franchise tax obligations.

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

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

The Statements of Operations include a presentation of income (loss) per Class A common stock subject to possible redemption and income (loss) per founder non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public Class A redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a weighted average ratio of the Class A public shares and the founder non-redeemable shares for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021, reflective of the respective participation rights.

		For the Period from
		February 25, 2021
	For the Year Ended	(Inception) Through
	December 31, 2022	December 31, 2021
Net income (loss)	$27,429,567	$(9,827,847)
Accretion of temporary equity to redemption value	(4,530,920)	(31,909,250)
Net income (loss) including accretion of temporary equity to redemption value	$22,898,647	$(41,737,097)

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

			For the Period from
			February 25, 2021
	For the Year Ended		(Inception) Through
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$18,318,918	$4,579,729	$(33,364,894)	$(8,372,203)
Allocation of accretion of temporary equity to redemption value	4,530,920	—	31,909,250	—
Allocation of net income (loss)	$22,849,838	$4,579,729	$(1,455,644)	$(8,372,203)

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	21,924,194	8,207,661
Basic and diluted net income (loss) per share	$0.66	$0.53	$(0.07)	$(1.02)

As of December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the Company’s earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

For a detailed discussion of the allocation of the assets and liabilities recorded at the fair value to levels of fair value hierarchy, see Note 5 for the fair value leveling disclosures of assets and liabilities that are recorded at fair value in the accompanying balance sheets on a recurring basis.

For assets and liabilities that qualify as financial instruments and are not recorded at fair value in the accompanying balance sheets, the estimated fair value approximates the carrying amounts primarily due to the short term nature of these financial instruments.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Recent Accounting Standards

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments, and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis. The Company is currently assessing the impact, if any, it would have on its financial position, results of operations or cash flows.

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

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2022.

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account – U.S. Money Market	$349,546,111	$—	$—	$349,546,111
Liabilities:
Warrant liabilities	(1,841,150)	(1,689,055)	—	(3,530,205)
Forward purchase unit liabilities	—	—	(4,430,000)	(4,430,000)
Total	$347,704,961	$(1,689,055)	$(4,430,000)	$341,585,906

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2021.

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account – U.S. Money Market	$345,015,191	$—	$—	$345,015,191
Liabilities:
Warrant liabilities	(15,410,000)	—	(14,150,374)	(29,560,374)
Forward purchase unit liabilities	—	—	(3,297,294)	(3,297,294)
Total	$329,605,191	$—	$(17,447,668)	$312,157,523

The marketable securities held in the Trust Account are invested in money market funds and are classified as Level 1 in the hierarchy of fair value measurements. They are measured at the net asset value basis based on the active market exchanges.

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

Taking into account that the estimated fair values of the Private Placement Warrants and Forward Purchase Units are determined using a Black-Scholes-Merton model with some unobservable inputs including the Company’s own data, adjusted for other reasonably

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

available information. Inherent in a Black-Scholes-Merton model are assumptions related to expected stock-price volatility (pre-merger and post-merger), expected term, dividend yield and risk-free interest rate. The pre-merger volatility is based on management’s understanding of the volatility associated with instruments of other similar entities. The post-merger volatility is derived using a Monte Carlo simulation to solve for the volatility implied by the trading price of the Public Warrants as of the valuation date. The risk-free interest rate is based on the U.S. Treasury Constant Maturity similar to the expected remaining life of the warrants. The expected life of the warrants is estimated based on management assumptions regarding the timing and likelihood of completing a Business Combination. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The estimated fair value of the Public Warrants is determined based on the publicly traded price of the Public Warrants which is Level 1 inputs.

The following table presents information about the assumptions used to value the Company’s liabilities classified as Level 3 in the fair value hierarchy that are measured at fair value on a recurring basis as of December 31, 2022.

Forward Purchase
Inputs	Units
Exercise price	$10.00
3.00% pre-merger/
Volatility	3.00% post-merger
Expected term to business combination	0.46 year
Risk-free rate	4.76%
Dividend yield	0.00%
Stock price	$9.95

The following table presents information about the Company’s Level 3 liabilities that are measured at fair value on a recurring basis as of December 31, 2021.

	Private Placement	Forward Purchase
Inputs	Warrants	Units
Exercise price	$11.50	$10.00
	5.0% pre-merger/	5.0% pre-merger/
Volatility	20.5% post-merger	20.5% post-merger
Expected term to business combination	0.73 year (5 years exercise period after close of business combination)	0.73 year
Risk-free rate	1.33%	0.28%
Dividend yield	0%	0%
Stock price	$9.69	$9.69

The following table presents information about the transfer from Level 3 to Level 1 and 2 within the fair value hierarchy for the year ended December 31, 2022:

	Private	Forward Purchase	Total Level 3
	Warrants	Units	Financial Instruments
Fair value of Level 3 financial instruments as of December 31, 2021	$14,150,374	$3,297,294	$17,447,668
Change in fair value	(9,429,741)	1,132,706	(8,297,035)
Transfer to Level 2	(4,720,633)	—	(4,720,633)
Fair value of Level 3 financial instruments as of December 31, 2022	$—	$4,430,000	$4,430,000

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The following table presents information about the transfer from Level 3 to Level 1 and 2 within the fair value hierarchy for the period from February 25, 2021 (inception) through December 31, 2021:

	Public	Private	Forward Purchase	Total Level 3
	Warrants	Warrants	Units	Financial Instruments
Fair value of Level 3 financial instruments as of February 25, 2021	$—	$—	$—	$—
Initial measurement on June 18, 2021 (IPO)	14,261,682	13,379,377	366,779	28,007,838
Change in fair value	1,148,318	770,997	2,930,515	4,849,830
Transfer to Level 1	(15,410,000)	—	—	(15,410,000)
Fair value of Level 3 financial instruments as of December 31, 2021	$—	$14,150,374	$3,297,294	$17,447,668

NOTE 6 - RELATED PARTY TRANSACTIONS

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. As of December 31, 2022 and 2021, the Company had no borrowings under any Working Capital Loans.

Services Agreement

Commencing on the date of the IPO, the Company entered into an administrative services agreement pursuant to which the Company pays Zimmer Partners, LP a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from February 25, 2021 (inception) through December 31, 2021, $65,333 of administrative fees were incurred. For the year ended December 31, 2022, $120,000 of administrative fees were incurred. The amounts payable to the related party for administrative services as of December 31, 2022 and December 31, 2021 were $60,000 and $65,333, respectively.

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

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 8 - STOCKHOLDERS’ DEFICIT

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 34,500,000 shares of Class A common stock issued and outstanding.

Class B Common Stock - The Company is authorized to issue a total of 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

NOTE 9 - INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Organizational costs/Startup expenses	$413,276	$247,302
Federal net operating loss	—	32,492
State net operating loss	—	13,460
Total deferred tax assets	413,276	293,254
Valuation allowance	(413,276)	(293,254)
Deferred tax assets, net of allowance	$—	$—

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

The income tax provision for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$933,756	$—
Deferred	(205,925)	(207,351)
	$727,831	$(207,351)
State
Current	—	(85,903)
Deferred	—	(85,903)
Change in valuation allowance	205,925	293,254
Income tax provision	$933,756	$—

As of December 31, 2022 and 2021, the Company had $0 and $154,722 of U.S. federal net operating loss carryovers, which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from February 25, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $207,351. For the year ended December 31, 2022, the change in the valuation allowance was $293,254.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.00%
State taxes, net of federal tax benefit	—	0.87%
Permanent book/tax differences:
Offering costs allocated to warrants	—%	(1.70)%
Financing expense	—%	(6.83)%
Unrealized loss on fair value of warrants	0.84%	(4.10)%
Unrealized loss on fair value of forward purchase units	(19.27)%	(6.26)%
Change in valuation allowance	0.72%	(2.98)%
Effective tax rate	3.29%	0.00%

The Company files income tax returns in the U.S. federal jurisdiction which remain open and subject to examination. As of December 31, 2022, the Company is not under any open examinations by the tax authorities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

Date: April 13, 2023	By:	/s/ Stuart J. Zimmer
	Name:	Stuart J. Zimmer
	Title:	Chief Executive Officer and Chairman of the Board

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

Name	Title	Date

/s/ Stuart J. Zimmer	Chief Executive Officer and Chairman of the Board	April 13, 2023
Stuart J. Zimmer

/s/ Jonathan Cohen	Chief Financial Officer and Director	April 13, 2023
Jonathan Cohen

/s/ Kimberly M. Blank	Director	April 13, 2023
Kimberly M. Blank

/s/ Paul J. Evanson	Director	April 13, 2023
Paul J. Evanson

/s/ Benjamin M. Fink	Director	April 13, 2023
Benjamin M. Fink