Form 10-Q
period 2023-03-31
Zimmer Energy Transition Acquisition Corp.
filed 2023-05-12
CIK 1849408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 12, 2023, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$478,302	$897,498
Prepaid expenses	165,188	240,104
Total current assets	643,490	1,137,602
Marketable securities held in Trust Account	353,121,936	349,546,111
Total Assets	$353,765,426	$350,683,713

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$80,214	$147,091
Income tax payable	1,695,107	933,756
Due to related party	—	60,000
Total current liabilities	1,775,321	1,140,847
Warrant liabilities	3,858,750	3,530,205
Forward purchase unit derivative liabilities	5,844,000	4,430,000
Deferred underwriting discounts and commissions	10,850,000	10,850,000
Total liabilities	22,328,071	19,951,052

Commitments and Contingencies (See Note 7)
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 34,500,000 shares subject to possible redemption at redemption value at March 31, 2023 and December 31, 2022	353,121,936	349,546,111

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	863	863
Additional paid-in capital	—	—
Accumulated deficit	(21,685,444)	(18,814,313)
Total stockholders’ deficit	(21,684,581)	(18,813,450)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$353,765,426	$350,683,713

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,
	2023	2022
Formation and operating costs	$465,368	$621,687
Loss from operations	(465,368)	(621,687)

Other income
Unrealized (loss) gain on fair value of warrants	(328,545)	19,722,241
Unrealized (loss) gain on fair value of forward purchase units	(1,414,000)	4,397,294
Gain on marketable securities (net), dividends and interest on marketable securities held in Trust Account	3,673,958	8,508
Total other income, net	1,931,413	24,128,043

Income before income taxes	1,466,045	23,506,356
Income tax expense	(761,351)	—
Net income	$704,694	$23,506,356

Weighted average shares outstanding, Class A common stock subject to possible redemption	34,500,000	34,500,000
Basic and diluted net income per share, Class A common stock subject to redemption	$0.04	$0.55

Weighted average shares outstanding, Class B common stock	8,625,000	8,625,000
Basic and diluted net income per share, Class B common stock	$(0.07)	$0.54

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK
SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock Subject to
	Possible Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	34,500,000	$349,546,111	8,625,000	$863	$—	$(18,814,313)	$(18,813,450)
Accretion of Class A common stock to redemption value	—	3,575,825	—	—	—	(3,575,825)	(3,575,825)
Net income	—	—	—	—	—	704,694	704,694
Balance as of March 31, 2023	34,500,000	$353,121,936	8,625,000	$863	$—	$(21,685,444)	$(21,684,581)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock Subject to
	Possible Redemption		Common Stock		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	34,500,000	$345,015,191	8,625,000	$863	$—	$(41,712,960)	$(41,712,097)
Accretion of Class A common stock to redemption value	—	8,508	—	—	—	(8,508)	(8,508)
Net income	—	—	—	—	—	23,506,356	23,506,356
Balance as of March 31, 2022	34,500,000	$345,023,699	8,625,000	$863	$—	$(18,215,112)	$(18,214,249)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$704,694	$23,506,356
Adjustments to reconcile net income to net cash used in operating activities:
Gain on marketable securities (net), dividends and interest on marketable securities held in Trust Account	—	(8,508)
Change in fair value of warrants	328,545	(19,722,241)
Change in fair value of forward purchase units	1,414,000	(4,397,294)
Changes in current assets and current liabilities:
Accrued investment income on marketable securities held in Trust Account	(86,473)	—
Prepaid expenses	74,916	83,907
Accounts payable and accrued expenses	(66,877)	246,367
Income tax payable	761,351	—
Due to related party	(60,000)	—
Net cash provided (used) in operating activities	3,070,156	(291,413)

Cash Flows from Investing Activities:
Proceeds of sale of marketable securities	353,133,596	—
Purchase of marketable securities held in trust	(356,622,948)	—
Net cash used in investing activities	(3,489,352)	—

Cash Flows from Financing Activities:
Advances from related party	—	30,000
Net cash (used in) provided by financing activities	—	30,000

Net Change in Cash	(419,196)	(261,413)
Cash - Beginning	897,498	1,634,576
Cash - Ending	$478,302	$1,373,163

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of Class A common stock to redemption value	$3,575,825	$—

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 25, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

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

The Company will have only 24 months from the closing of the IPO, i.e., through June 18, 2023 (the “Combination Period”), to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $105,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had $478,302 in cash and working capital deficit of $1,131,831 (net of franchise and income taxes payable).

Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the IPO and the sale of the Private Placement Warrants held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below). As of March 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

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

Warrants

The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as a derivative liability. Changes in fair value are recognized in the unaudited condensed Statements of Operations in unrealized gain (loss) on fair value of warrants.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 34,500,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. For the three months ended March 31, 2023 and March 31, 2022, the Company recorded $3,575,825 and $8,508, respectively, in accretion related to earnings accrued on marketable securities held in the Trust Account. Accretion attributable to the holders of the Company’s Class A common stock subject to possible redemption is reduced by the amounts that the Company withdrew to pay its liability for Delaware franchise tax obligations.

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

Income Taxes

ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company had deferred tax assets of $500,823 and $413,276, respectively, which had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was 51.93% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liabilities, as well as changes in Forward Purchase Unit assets and liabilities.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Stock

The unaudited condensed Statements of Operations include a presentation of income (loss) per Class A common stock subject to possible redemption and income (loss) per founder non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the public Class A redeemable shares and founder non-redeemable shares, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated using a weighted average ratio of the Class A public shares and the founder non-redeemable shares for the three months ended March 31, 2023 and 2022, reflective of the respective participation rights.

The earnings per share presented in the unaudited Statements of Operations is based on the following:

	For the three months ended
	March 31,
	2023	2022
Net income	$704,694	$23,506,356
Accretion of temporary equity to redemption value	(3,575,825)	(8,508)
Net (loss) income including accretion of temporary equity to redemption value	$(2,871,131)	$23,497,848

	For the three months ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss) including accretion of temporary equity	$(2,296,905)	$(574,226)	$18,798,278	$4,699,570
Allocation of accretion of temporary equity to redemption value	3,575,825	—	8,508	—
Allocation of net income (loss)	$1,278,920	$(574,226)	$18,806,786	$4,699,570

Denominator:
Weighted-average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income (loss) per share	$0.04	$(0.07)	$0.55	$0.54

As of  March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the Company’s earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on non-recurring basis as of March 31, 2023.

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account – U.S. Money Market	$353,121,936	$—	$—	$353,121,936
Liabilities:
Warrant liabilities	(2,012,500)	(1,846,250)	—	(3,858,750)
Forward purchase unit liabilities	—	—	(5,844,000)	(5,844,000)
Total	$351,109,436	$(1,846,250)	$(5,844,000)	$343,419,186

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on non-recurring basis as of December 31, 2022.

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

The following table presents information about the assumptions used to value the Company’s liabilities classified as Level 3 in the fair value hierarchy that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	Forward Purchase Units
Inputs	December 31, 2022	March 31, 2023
Exercise price	$10.00	$10.00
Volatility	3.00% pre-merger/ 3.00% post-merger	3.3% pre-merger/ 3.3% post-merger
Expected term to business combination	0.46 year	0.22 year
Risk-free rate	4.76%	4.83%
Dividend yield	0.00%	0.00%
Stock price	$9.95	$10.13

The following table presents information about the transfer to/from Levels 1, 2, and 3 within the fair value hierarchy for the three months ended March 31, 2023:

Forward Purchase
Units
Fair value as of December 31, 2022	$4,430,000
Change in valuation inputs or other assumptions	1,414,000
Fair value as of March 31, 2023	$5,844,000

Note 6 - Related Party Transactions

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant at the option of the lender. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under any Working Capital Loans.

Services Agreement

Commencing on the date of the IPO, the Company entered into an administrative services agreement pursuant to which the Company pays Zimmer Partners, LP a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For each of the three months ended March 31, 2023 and 2022, $30,000 of administrative fees were incurred. The amounts owing to related parties as of March 31, 2023 and December 31, 2022 were $0 and $60,000, respectively.

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

Note 8 - Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue a total of 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 34,500,000 shares of Class A common stock issued and outstanding.

Class B Common Stock - The Company is authorized to issue a total of 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 8,625,000 shares of Class B common stock issued and outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled “Risk Factors” of our final prospectus for our Public Offering (as defined below) filed with the Securities and Exchange Commission (the “SEC”), our Annual Report on Form 10-K for the year ended December 31, 2022, this Quarterly Report and in our other SEC filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated on February 25, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our sponsor is an affiliate of a private investment fund management by Zimmer Partners, LP (“Zimmer”), a Delaware limited partnership that manages several investment vehicles. Although we may pursue an acquisition opportunity in any business or industry, we intend to capitalize on the Zimmer platform to identify, acquire and operate a business in industries that may provide opportunities for attractive risk-adjusted returns in the energy value chain in North America, with a focus on energy transition and sustainability. This broadly includes environmental, social and governance growth-focused companies in the energy, industrial, and infrastructure sectors.

The registration statement for our initial public offering (our “Public Offering”) was declared effective on June 15, 2021. On June 18, 2021, we consummated our Public Offering of 34,500,000 units (the “Units”), which includes the exercise in full of the underwriters’ option to purchase an additional 4,500,000 Units, at a price of $10.00 per Unit, generating gross proceeds to us of $345,000,000. Transaction costs for the Public Offering amounted to $18,426,851, consisting of $6,200,000 of underwriting discounts and commissions, $10,850,000 of deferred underwriting discounts and commissions, and $1,376,851 of other offering costs.

Simultaneously with the consummation of the Public Offering, we completed the private sale (the “Private Placement”) of 10,550,000 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per warrant, generating gross proceeds to us of $10,550,000.

$345,000,000 of the gross proceeds ($10.00 per Unit) of the Public Offering and the Private Placement (including the over-allotment Units) were deposited into a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee (“Trustee”), and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our initial business combination and (ii) the distribution of the Trust Account as otherwise permitted under our amended and restated certificate of incorporation.

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

Results of Operations

As of March 31, 2023, we had not commenced any operations. All activity for the period from February 25, 2021 (inception) through March 31, 2023 relates to our formation and Public Offering, and, since the completion of the Public Offering, our search for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of an initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account.

For the three months ended March 31, 2023, we had net income of $704,696, consisting of dividends and interest on investments held in the Trust Account of $3,673,958, offset by an unrealized loss on fair value of warrants and Forward Purchase Units (as defined below) of $1,742,545, formation and operating costs of $465,366 and income tax provision of $761,351.

For the three months ended March 31, 2022, we had net income of $23,506,356, consisting of an unrealized gain on fair value of warrants and Forward Purchase Units (as defined below) of $24,119,535 and gain on marketable securities (net), dividends and interest on investment held in the Trust Account of $8,508, offset by formation and operating costs of $621,687.

Liquidity, Capital Resources and Going Concern

On June 18, 2021, we consummated our Public Offering of 34,500,000 Units, which includes the exercise in full of the underwriters’ option to purchase an additional 4,500,000 Units at the initial public offering price to cover over-allotments. Each Unit consists of one share of Class A common stock, $0.0001 par value per share, and one-third of one redeemable warrant (“Warrant”). Each whole Warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment, and only whole Warrants are exercisable. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $345,000,000. Since August 6, 2021, holders of the Units may elect to separately trade the shares of Class A common stock and Warrants included in the Units. No fractional Warrants are issued upon separation of the Units and only whole Warrants trade. Simultaneously with the consummation of the Public Offering and the issuance and sale of the Units on June 18, 2021, we consummated the Private Placement of 10,550,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $10,550,000.

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

As of March 31, 2023, we had cash outside our Trust Account of $478,302 and had working capital deficit of $1,131,831 (excluding franchise and income taxes payable). The reduction in cash balances outside of our Trust Account is attributable to payment of expenses related to administrative and operating activities. All remaining cash from the Public Offering is held in the Trust Account and is generally unavailable for use prior to an initial business combination. We believe the cash outside of our Trust Account will be sufficient to meet the expenditures required for operating our business through June 18, 2023, but might not be sufficient to meet expenditures required for operating our business for the twelve-month period following the date the financial statements included in this Quarterly Report are filed.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination, which may include a specified future issuance. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. However, it is uncertain that we will consummate an initial business combination by June 18, 2023. If an initial business combination is not consummated by this date, we will, in accordance with our amended and restated certificate of incorporation, redeem our public shares and subsequently dissolve the Company.

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

Our amended and restated certificate of incorporation provides that we will have 24 months from the closing of the Public Offering, or until June 18, 2023, to complete the initial business combination. If the Company is unable to complete the initial business combination within such time period, we will: (1) cease all operations except for the purpose of winding up, (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $105,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if the Company fails to complete the initial business combination within such time period.

Commitments and Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Registration Rights

The holders of the (i) shares of our Class B common stock, par value $0.0001 per share (the “Founder Shares”), which were issued in a private placement prior to the closing of the Public Offering, (ii) Private Placement Warrants and (iii) private placement warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement dated as of June 15, 2021. The holders of at least 20% in interest of the then-outstanding number of these securities are entitled to demand that we file a registration statement covering such securities subsequent to the completion of the initial business combination and to require us to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. In addition, the shares of Class A common stock and Warrants (and underlying shares of Class A common stock) purchased by the Zimmer Entity (as defined below) as part of the Units in the Public Offering are entitled to registration rights under the registration rights agreement. The Zimmer Entity is not subject to any lock-up period with respect to any securities it purchased in the Public Offering. We will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreements (as defined below), we agreed to use reasonable best efforts (i) to file within 30 days after the closing of the initial business combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying shares of Class A common stock), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than 60 days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the Forward Purchasers (as defined below) or their respective assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act of 1933, as amended and (iv) after such registration statement is declared effective, cause us to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the Forward Purchase Agreements provide for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by us.

Administrative Services Agreement

Pursuant to an administrative services agreement, dated June 15, 2021, we have agreed to pay Zimmer a total of $10,000 per month from funds held outside the Trust Account for office space, utilities and secretarial and administrative support. Upon the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, $30,000 of administrative fees were incurred. The amounts owing to related parties as of March 31, 2023 and December 31, 2022 were $0 and $60,000, respectively.

Forward Purchase Agreements

On June 11, 2021, we entered into forward purchase agreements (the “Forward Purchase Agreements”) with ZP Mater Utility Fund, Ltd. (the “Zimmer Entity”) and Bluescape Resources Company LLC (“Bluescape Resources” and, together with the Zimmer Entity, the “Forward Purchasers”). Pursuant to the Forward Purchase Agreements, the Zimmer Entity agreed to purchase 10,000,000 units and Bluescape Resources agreed to purchase up to 10,000,000 units, with each unit consisting of one share of Class A common stock and one-third of one warrant to purchase one share of Class A common stock, at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit (the “Forward Purchase Units”). The obligation of Bluescape Resources to purchase the Forward Purchase Units pursuant to its Forward Purchase Agreement is subject to the approval of its investment committee. The purchase of the Forward Purchase Units will take place in one or more private placements to occur concurrently and only in connection with the closing of the initial business combination. The proceeds from the sale of Forward Purchase Units may be used as part of the consideration to the sellers in the initial business combination, expenses in connection with the initial business combination or for working capital in the post-business combination company.

Underwriting Agreement

The underwriters in the Public Offering are entitled to deferred underwriting discounts and commissions of $10,850,000, which will be payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

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

For further discussion of these items and their impact on the values of financial instruments included in our financial statements, see Note 5 “Derivative Financial Instruments” to our financial statements.

Recent Accounting Pronouncements

Please see Note 2 “Summary of Significant Accounting Policies” to our condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report (the “Evaluation Date”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date due to the previous material weakness in our internal control over financial reporting related to the classification of reinvestment of gain on marketable securities held in our Trust Account in cash flows from operating activities rather than cash flows from investing activities in the statements of cash flows for the quarter ended December 31, 2022, as described in Item II, Part 9A of our Annual Report on Form 10-K for the year ended December 31, 2022. In light of the material weakness, management has provided processes and controls over the internal communications within the Company and its financial advisors. We have provided and plan to provide enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding accounting.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER ENERGY TRANSITION ACQUISITION CORP.

Date: May 12, 2023	By:	/s/ Stuart J. Zimmer
	Name:	Stuart J. Zimmer
	Title:	Chief Executive Officer and Chairman of the Board

Date: May 12, 2023	By:	/s/ Jonathan Cohen
	Name:	Jonathan Cohen
	Title:	Chief Financial Officer